Form 10-Q
period 1995-09-30
JMB MORTGAGE PARTNERS LTD IV
filed 1995-11-14
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549



                                       FORM 10-Q



                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995       Commission file #0-16599




                           JMB MORTGAGE PARTNERS, LTD. - IV
                (Exact name of registrant as specified in its charter)




          Illinois                                    36-3426138
(State of organization)                   (IRS Employer Identification No.)



900 N. Michigan Ave., Chicago, IL                           60611
(Address of principal executive offices)                 (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

                                   TABLE OF CONTENTS




PART I        FINANCIAL INFORMATION


Item 1.       Financial Statements. . . . . . . . . . . . . . . . . . . .     3


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . .    15



PART II       OTHER INFORMATION


Item 5.       Other Information . . . . . . . . . . . . . . . . . . . . .    18


Item 6.       Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .    19

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                 JMB MORTGAGE PARTNERS, LTD. - IV
                                                      (A LIMITED PARTNERSHIP)
                                                          BALANCE SHEETS

                                             SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                            (UNAUDITED)


                                                              ASSETS
                                                              ------
                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                  1995               1994
                                                                                             -------------        -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . . . . . . . . .         $  5,508,884          4,337,357
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . . . . . . . . .              634,465             --
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .               13,806             79,317
                                                                                              ------------       ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,157,155          4,416,674
                                                                                              ------------       ------------
Mortgage notes receivable (note 4). . . . . . . . . . . . . . . . . . . . . . . . . .           22,253,456         22,253,456
Deferred interest receivable (net of allowance for loan
  loss of $436,021 in 1994 and 1995 (notes 4(a) and (b)). . . . . . . . . . . . . . .              969,926            722,882
Investment in unconsolidated ventures, at equity
  (notes 2 and 6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            8,040,420         10,437,237
Deferred costs in connection with mortgage investments. . . . . . . . . . . . . . . .              225,709            250,477
                                                                                              ------------       ------------
                                                                                              $ 37,646,666         38,080,726
                                                                                              ============       ============
                                                 JMB MORTGAGE PARTNERS, LTD. - IV
                                                      (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS - CONTINUED

                                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                            ------------------------------------------

                                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                                  1995               1994
                                                                                             -------------        -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    168,266            174,175
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              225,357             51,543
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              102,507            139,613
                                                                                              ------------       ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . .              496,130            365,331
                                                                                              ------------       ------------

Commitments and contingencies (notes 2, 3, 4, and 5)

Partners' capital accounts (note 3):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1,000              1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,500,314          1,310,379
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,455,924)        (1,265,989)
                                                                                              ------------       ------------
                                                                                                    45,390             45,390
                                                                                              ------------       ------------
  Limited partners (43,276.25 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . . . . . . . . .           37,619,348         37,619,348
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,894,700         16,706,863
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . .          (18,408,902)       (16,656,206)
                                                                                              ------------       ------------
                                                                                                37,105,146         37,670,005
                                                                                              ------------       ------------
          Total partners' capital accounts. . . . . . . . . . . . . . . . . . . . . .           37,150,536         37,715,395
                                                                                              ------------       ------------

                                                                                              $ 37,646,666         38,080,726
                                                                                              ============       ============


                                          See accompanying notes to financial statements.

                                                 JMB MORTGAGE PARTNERS, LTD. - IV
                                                      (A LIMITED PARTNERSHIP)

                                                     STATEMENTS OF OPERATIONS

                                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                            (UNAUDITED)

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEPTEMBER 30                       SEPTEMBER 30
                                                                  --------------------------        --------------------------
                                                                    1995             1994             1995             1994
                                                                -----------       ----------      -----------       ----------
Income:
  Interest income . . . . . . . . . . . . . . . . . . . . .     $   658,833          609,414        1,949,601        1,728,276
                                                                -----------       ----------      -----------       ----------

Expenses:
  Mortgage investment
   servicing fees (note 5). . . . . . . . . . . . . . . . .          14,023           13,748           41,611           41,028
  Professional services . . . . . . . . . . . . . . . . . .           --               2,202           44,432           48,290
  Amortization of deferred expenses . . . . . . . . . . . .           9,028            8,383           27,085           25,149
  General and administrative. . . . . . . . . . . . . . . .          67,354           20,405          155,446           71,498
                                                                -----------       ----------      -----------       ----------
                                                                     90,405           44,738          268,574          185,965
                                                                -----------       ----------      -----------       ----------
          Operating earnings. . . . . . . . . . . . . . . .         568,428          564,676        1,681,027        1,542,311

Partnership's share of operations (loss) of
  unconsolidated ventures (notes 2, 4(a) and 4(b)). . . . .        (632,428)         133,355         (303,255)         447,868
                                                                -----------       ----------      -----------       ----------
          Net earnings (loss) . . . . . . . . . . . . . . .     $   (64,000)         698,031        1,377,772        1,990,179
                                                                ===========       ==========      ===========       ==========

          Net earnings (loss) per limited
            partnership interest (note 1) . . . . . . . . .     $     (2.98)           14.74            27.45            41.82
                                                                ===========       ==========      ===========       ==========
          Cash distributions per
            limited partnership
            interest (note 1) . . . . . . . . . . . . . . .    $      13.50            12.50            40.50            37.50
                                                                ===========       ==========      ===========       ==========


                                          See accompanying notes to financial statements.

                                                 JMB MORTGAGE PARTNERS, LTD. - IV
                                                      (A LIMITED PARTNERSHIP)

                                                     STATEMENTS OF CASH FLOWS

                                           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                            (UNAUDITED)
                                                                                                    1995               1994
                                                                                                ------------       -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  1,377,772         1,990,179
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           27,085            25,149
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,547,482          (447,868)
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           65,511           (75,138)
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (247,044)         (208,408)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,909)         (126,640)
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          173,814           (31,385)
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (37,106)          173,273
                                                                                                ------------       -----------
          Net cash provided by operating activities . . . . . . . . . . . . . . . . . . . .        2,901,605         1,299,162
                                                                                                ------------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . . . . . . . . . .         (634,465)          284,408
  Partnership's distributions from unconsolidated ventures. . . . . . . . . . . . . . . . .          849,335             --
  Receipt of principal on mortgage notes receivable
    (note 4(b)) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --              213,974
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (2,317)            --
                                                                                                ------------       -----------
          Net cash provided by investing activities . . . . . . . . . . . . . . . . . . . .          212,553           498,382
                                                                                                ------------       -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,752,696)       (1,622,866)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (189,935)         (180,318)
                                                                                                ------------       -----------
          Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . .       (1,942,631)       (1,803,184)
                                                                                                ------------       -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . . .        1,171,527            (5,640)
          Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . . . . .        4,337,357           573,346
                                                                                                ------------       -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . . .     $  5,508,884           567,706
                                                                                                ============       ===========
                                                   JMB MORTGAGE PARTNERS, LTD. - IV
                                                      (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                                    1995               1994
                                                                                                ------------       -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . . .     $      --                --
                                                                                                ============       ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . . . . . . . . .     $      --                --
                                                                                                ============       ===========

































                                          See accompanying notes to financial statements.

                           JMB MORTGAGE PARTNERS, LTD. - IV
                                (A LIMITED PARTNERSHIP)

                             NOTES TO FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1995 AND 1994

                                      (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  BASIS OF ACCOUNTING

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interest in Calibre Pointe Associates and North Rivers Market Associates (note 2).

     The Partnership records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded in the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                                       1995                          1994
                            -----------------------     -------------------------
                          GAAP BASIS      TAX BASIS     GAAP BASIS      TAX BASIS
                          ----------      ---------     ----------      ---------
Net earnings. . . . . .   $1,377,772      2,366,275      1,990,179      2,339,748
Net earnings
 per limited
 partnership
 interest . . . . . . .   $    27.45          50.29          41.82          50.73
                          ==========      =========      =========      =========

     The net earnings per limited partnership interest is based upon the number of Interests outstanding at the end of the period (43,276.25).

     Certain reclassifications have been made to the 1994 financial statements in order to conform with the 1995 presentation.

     Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. The Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,175,812 at September 30, 1995 and $3,997,773 at December 31, 1994) as
cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                           JMB MORTGAGE PARTNERS, LTD. - IV
                                (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS - CONTINUED


     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

    Basic and simple interest income on mortgage notes receivable is being recognized using the effective interest method which results in a level effective yield on the outstanding principal balance. The Partnership is recognizing interest income only as collected on one of its mortgage loans (note 4(a)).

     Provisions for value impairment are recorded with respect to investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carrying value. Due to the uncertainty of the Partnership's ability to recover the net carrying value of the North Rivers Market investment property through future operations or sale as the Partnership has shortened its intended holding period for this investment to no later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes has recorded a provision for value impairment of $2,300,000 (of which $770,000 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of September 30, 1995 was recorded to reduce the net carrying value of North Rivers Market to its then estimated recoverable value.


(2)  VENTURE AGREEMENT

     (a)  Calibre Pointe Associates

     Reference is made to Note 2(a) of Notes to Financial Statements included in the Partnership's 1994 Annual Report for a description of the former $13,250,000 loan funded 37.736% by the Partnership and 62.264% by Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), a partnership affiliated with the General Partners (jointly the "Lenders") and secured by the Calibre Point Apartments located in Atlanta, Georgia.

     Due to competitive market conditions, the borrower defaulted in 1991 on the mortgage note and the Lenders obtained legal title to the property. The Lenders contributed the property to a newly formed joint venture between themselves (Calibre Pointe Associates) to own and operate the complex. The terms of the venture agreement provide in general, that the benefits of ownership, including tax effects, net cash receipts and sale proceeds are allocated or distributed as the case may be, between the Partnership and Mortgage Partners-III in proportion to their respective capital contributions to the venture (37.736% by the Partnership). The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) in the property contributed to the venture in an amount not in excess of its then estimated fair value. The Partnership is currently examining a potential sale of the property.


                           JMB MORTGAGE PARTNERS, LTD. - IV
                                (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS - CONTINUED


     (b)  North Rivers Market Associates

     Reference is made to Notes 2(b) and 4(a) of Notes to Financial Statements included in the Partnership's 1994 Annual Report for a description of the former $17,350,000 loan funded 33.5065% by the Partnership and 66.4935% by Mortgage Partners-III (jointly the "Lenders") and secured by the North Rivers Market investment property. Due to the significant vacancy level at the property, on May 17, 1993, the borrower, pursuant to a deed in lieu of foreclosure, transferred legal title of the property to North Rivers Market Associates ("NRMA") to own and operate the complex. NRMA is a joint venture in which the Partnership and Mortgage Partners-III own 33.5065% and 66.4935% each respectively. The terms of the venture agreement provide in general that the benefits of ownership, including tax effects, net cash receipts, sale proceeds, and future contribution obligations are allocated or distributed, as the case may be, between the Partnership and the venture partner in proportion to their respective capital accounts. An affiliate assumed management of the property under an agreement which provides for a fee computed as 6% of gross income of the property. The Partnership, as a matter of prudent accounting practice, has recorded a value impairment in the amount of $2,300,000 (of which $770,000 has been allocated to the venture partner) for financial reporting purposes at September 30, 1995. Reference is made to Note 1.


(3)  PARTNERSHIP AGREEMENT

     Net profits of the Partnership from operations are generally allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash flow actually distributed to the General Partners, with the remaining net profits allocated to the Limited Partners.

Any net losses from Partnership operations will be allocated 90% to the Limited Partners and 10% to the General Partners. Net profits from the repayment or other disposition of mortgage investments will generally be allocated first to the General Partners in an amount equal to the greater of 1% of such net profits or the cash distributions to the General Partners from the proceeds of such repayment or other disposition (as described below). The remaining net profits from any disposition of mortgage investments will be allocated to the Limited Partners. Net losses from the repayment or other disposition of mortgage investments will be allocated 99% to the Limited Partners and 1% to the General Partners.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership will be made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts" on a non-cumulative basis. Distributions of "repayment proceeds" will be made 97% to the Limited Partners and 3% to the General Partners (such 3% being subject to certain limitations) until the Limited Partners have received repayment proceeds equal to their capital investment plus a stipulated return on their current capital account. Subject to the General Partners' receipt of any deferred share of net cash flow, any remaining repayment proceeds will be distributed 87% to the Limited Partners and 13% to the General Partners until the Limited Partners have received repayment proceeds providing an additional stipulated return on their current capital account. The remaining repayment proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners.

                           JMB MORTGAGE PARTNERS, LTD. - IV
                                (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS - CONTINUED


(4)  MORTGAGE NOTES RECEIVABLE

     The Partnership has participated in the funding of four participating first mortgage loans for three shopping centers (North Rivers Market, Riverpoint Center and Franklin Farm) and one apartment complex (Calibre Pointe Apartments). The Partnership has taken title to the underlying collateral for the North Rivers Market and the Calibre Pointe Apartments (note 2). Generally, the remaining agreements provide for basic interest payable monthly at certain specified interest rates along with annual simple accrued interest (deferred until maturity) at rates ranging from 2% to 3% per annum, and for additional interest in an amount equal to a percentage of the gross receipts of the properties in excess of certain specified levels, and for an amount equal to a percentage of any subsequent increases in the value of the underlying properties in excess of certain specified levels. Any payments of additional interest made by the borrowers will be used to offset, on a dollar-for-dollar basis, the borrower's obligation to pay simple accrued interest.

     (a)  Riverpoint Center, Chicago, Illinois

     In August, 1989, the Partnership participated in the funding of a non-recourse participating first mortgage loan in the maximum principal amount of $29,250,000. The Partnership had committed to fund a maximum of $13,200,000, or approximately 45.128% of this loan. The remaining portion of the loan was funded by Mortgage Partners-III, and IDS Life Account RE, an entity advised by an affiliate of the General Partners (herein, collectively called the "Lenders"). The loan is secured by a first mortgage on a shopping center known as Riverpoint Center located in Chicago, Illinois. The Lenders do not intend to make any additional fundings beyond the $28,039,630 ($12,653,783 by the Partnership) now funded. The ten-year loan bears basic interest at the rate of 8.884% per annum for the first loan year, 8.75% per annum for loan years two and three, increasing .50% per annum in the fourth and .25% per annum in the seventh loan year to a maximum rate of 9.50% per annum, payable monthly in advance.

     Due to the uncertainty of the realization of the simple accrued interest recognized through December 31, 1991 ($436,021) and the principal balance of the loan ($12,653,783), the Partnership had, as a matter of prudent accounting practice, made a provision for loan loss on the deferred interest as of December 31, 1991 in the amount of $436,021. The
Partnership is recognizing interest income only as collected.

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding such unpaid amounts. The borrower has re-leased the space to a book store for three months at a substantially lower rent. The borrowers have a letter of intent from a prospective tenant to lease the space for five years with rent commencing on July 1, 1996. As a result of this vacancy, the borrower has notified the lender that it is experiencing financial difficulties and has approached the Lenders regarding a loan modification. The Lenders are considering the borrower's request. As of the date of this report, certain escrow payments and participation interest are due to the Lender; however, the borrower is current in its monthly debt service payments.

                           JMB MORTGAGE PARTNERS, LTD. - IV
                                (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS - CONTINUED


     (b)  Franklin Farm Village Center, Fairfax County, Virginia

     In December 1991, the Partnership participated in the funding of a non-recourse participating first mortgage loan in the maximum principal amount of $16,600,000. The Partnership has committed to fund a maximum of $11,000,000 or approximately 66.3% of the loan. The other lender is Mortgage Partners - III (jointly the "Lenders"). The loan is secured by a first mortgage on a shopping center known as Franklin Farm Village Center (the "Center") located in Fairfax County, Virginia. The Lenders have cumulatively funded approximately $14,809,000 of which the Partnership's share was approximately $9,818,000. Up to an additional $1,791,000 (of which the Partnership's share is $1,187,000) may be funded if the borrower elects to pursue certain expansion/purchase options with respect to the land surrounding the existing Center and its parking lot. There can be no assurance, however, that terms and conditions for any subsequent fundings will be met and, therefore, it is possible that additional subsequent fundings will not be made or will be less than the maximum principal amount.

     In June, 1994, the Lenders received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $213,974). These funds relate to an "earn down" provision in the original purchase agreement between the borrower and the seller. Due to a major tenant not generating a certain level of sales in 1993, the seller was required to return a portion of the sale price it had received in 1991 at closing. The borrower subsequently remitted the proceeds back to the Lenders as required by the terms of the loan agreement. The Lenders will retain these proceeds due to the possibility of the borrower requesting future additional fundings per the original loan agreement as discussed above.

     In late 1993, the Lenders were informed by the borrower that an underground gasoline tank experienced a gasoline leak at the property. The tenant, which has a ground lease with the borrower, informed the borrower and the appropriate state agencies that gasoline was discharged into the ground. The tenant, which operates a gasoline station at the site, is cooperating fully with all government agencies in order to rectify this problem in a expeditious manner. In addition, the Lenders were informed that no underground nearby water supplies were affected nor does it appear likely that any will be affected in the future. The tenant (an affiliate of a national gasoline marketer) appears to have the financial resources to fully pay for the clean up at the property. At this time, it is not determinable what the cost of the clean up will be. In addition, at this time, the Lenders believe the value of the borrower property has not been materially affected. Therefore, no provision for loan loss has been established at this time. However, there can be no assurances that the gasoline leak, as reported, will not have a material impact on the value of the Lenders' security in the future. As of the date of this report, no amounts currently due from the borrower of this loan are in arrears.

     The Corporate General Partner received $169,852 from the borrower as fees for JMB's services in processing, reviewing and arranging the loan and is entitled to receive additional fees in the event there are subsequent fundings to this loan. The portions of such fees which are attributable to the Partnership's participation in the loan constitutes Mortgage Investment Application Fees (note 5).

                           JMB MORTGAGE PARTNERS, LTD. - IV
                                (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS - CONTINUED



(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of September 30, 1995 and for the nine months ended September 30, 1995 and 1994, are as follows:

                                                                          Unpaid at
                                                                        September 30,
                                             1995          1994             1995
                                           -------        ------        -------------
Mortgage investment
  servicing fees. . . . . . . . . .        $41,611        41,028             26,757
Reimbursement (at cost) for
  out-of-pocket expenses. . . . . .            548           735              --
                                           -------        ------            -------
                                           $42,159        41,763             26,757
                                           =======        ======            =======

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries and direct expenses of certain officers and employees of the Corporate General Partner and its affiliates while directly engaged in administration of the Partnership and the operation of the Partnership's real property investments. In 1994 and for the nine months ended September 30, 1995, such reimbursable costs aggregated $61,564 and $89,295, respectively, all of which were paid at September 30, 1995.

     The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain of these administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees aggregated $402,224 of which $26,757 was unpaid at September 30, 1995.

     The Corporate General Partners and its affiliates are entitled to property management fees for the North Rivers Market Shopping Center. In 1995, the Partnership's proportionate share of these fees was $24,690, of which $2,444 was unpaid at September 30, 1995.

     The Corporate General Partner is entitled to distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $1,897,773 at September 30, 1995, of which approximately $442,000 is being deferred in accordance with the subordination requirements of the Partnership Agreement. All amounts deferred or currently payable do not bear interest.

                           JMB MORTGAGE PARTNERS, LTD. - IV
                                (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS - CONCLUDED



(6)  SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for the Riverpoint Center and Franklin Farm Village shopping centers for the nine months ended September 30, 1995 and 1994. Such properties secure the participating first mortgage investments made by the Partnership.

                                                       1995               1994
                                                    ----------        ----------
          Total revenues. . . . . . . .             $4,546,665         4,922,725
                                                    ==========        ==========
          Net loss. . . . . . . . . . .             $ (258,359)         (291,220)
                                                    ==========        ==========

(7)  ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to the Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership had cash and cash equivalents of approximately $5,509,000. Such funds and short-term investments of approximately $634,000, will be utilized for future distributions to partners, for working capital reserves and for additional amounts which are expected to be funded under the participating first mortgage loan secured by Franklin Farm Village Center, located in Fairfax County, Virginia as described in Note 4(b). The Partnership's share of previously undistributed operating cash flow related to the Calibre Pointe Apartments and North Rivers Market Shopping Center of approximately $2,094,000 was received in the second quarter of 1995. The capital expenditures for its unconsolidated ventures is currently budgeted to be approximately $280,000 in 1995. The Partnership's share of such items is currently budgeted to be approximately $99,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of future short-term and long-term liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's participating first mortgage loan investments. Reference is made to Note 4(a) concerning the suspension of certain interest accruals and the provisions for loan loss on the loans secured by the Riverpoint Shopping Center located in Chicago, Illinois.

     Additional sources of both short-term and long-term liquidity and distributions are expected to be from net cash generated by the Partnership's investment properties, the Calibre Pointe Apartments, and the North Rivers Market Shopping Center, and from the sale of such investments.

Reference is made to Note 2 for a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to these properties. The operations of the properties are expected to provide a current return which is significantly less than the interest payments due under the original mortgage loans.

     Based upon the determination of the Corporate General Partner, the Partnership has, commencing with the fourth quarter of 1994, increased the distributions to $13.50 per $1,000 Interest per quarter from its previous level of $12.50 per $1,000 Interest. In an effort to reduce partnership operating expenses, the Partnership has elected to make a semi-annual operating distribution each year beginning in November 1995.

     The Partnership continues to examine a potential sale of the Calibre Pointe Apartments, given the favorable conditions that exist in the Atlanta market.

     In June, 1994 the Lenders received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $231,974) of the mortgage loan at Franklin Farm Village Center. These funds relate to an "earn down" provision in the original purchase agreement between the borrower and the seller. Due to a major tenant not generating a certain level of sales last year, the seller had to return a portion of the sale price it had received in 1991 at closing. The borrower subsequently remitted the proceeds back to the Lenders as required by the terms of the loan agreement. The Lenders will retain these proceeds due to the possibility of the borrower requesting future additional fundings per the original loan agreement as discussed in Note 4(b). In November, 1994 the Lenders finalized an agreement with the Borrower to fund the acquisition of an outparcel and improvements adjacent to the center. The Lenders provided permanent financing of approximately $659,000 (of which the Partnership's share was approximately $437,000), including 90% of the closing costs, toward the acquisition by the borrower of the outparcel land and improvements. The loan bears basic interest payable monthly at the rate of 9% per annum for the first four years of this funding and 10% per annum thereafter through maturity in November, 2001. This represented the second subsequent funding on this mortgage loan, which leaves approximately $1,791,000 (of which the Partnership's share is approximately $1,187,000) available to the Borrower to fund future expansion or purchase options.
One of the tenants at the center, a major oil company, continues to explore the extent of the possible damage caused by a leak at one of its gasoline pumps in late 1993. The borrower is monitoring the situation closely and does not believe it will have a material impact on the value of the center.

Therefore, no provision for loan loss has been established at this time. However, there can be no assurances that the gasoline leak, as reported, will not have a material impact on the value of the Lenders' security in the future. As of the date of this report, no amounts currently due from the borrower of this loan are in arrears.

     Occupancy of North Rivers Market Shopping Center in North Charleston, South Carolina remained at 80% at September 30, unchanged from June 30, 1995. Phar Mor, a major tenant at the center, filed for protection in August 1992 under Chapter 11 of the bankruptcy code. The Phar Mor store at the center has continued to operate since its bankruptcy filing and has been current on all rent payments due subsequent to filing. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closing in the nearby area is expected to make it difficult to lease space in the center thereby extending the period of time it will take to complete the lease-up of the center and result in a decrease in cash flow from operations over the near term. Hechinger's, who vacated its store which it owns in 1989, continues to attempt to lease the remaining vacancy in its store to other suitable retailers. However, in early 1995, a tenant (Sportstown) that occupied part of the vacated Hechinger's space filed for protection under Chapter 11 of the bankruptcy code. They have sublet their space to Sports Authority which is expected to open in late November.

     As a result of the vacancies at the property and the competitiveness of the market described above, there is uncertainty as to the Partnership's ability to recover the net carrying value of the North Rivers market investment property, over its revised expected holding period. As a result, the Partnership, as a matter of prudent accounting practice, recorded a provision for value impairment of $2,300,000 (of which $770,000 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of September 30, 1995 was recorded to reduce the net carrying value of North Rivers Market to its estimated recoverable value.

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding such unpaid amounts. The borrower has re-leased the space to a book store for three months at a substantially lower rent. The borrowers have a letter of intent from a prospective tenant to lease the space for five years with rent commencing on July 1, 1996. As a result of this vacancy, the borrower has notified the lender that it is experiencing financial difficulties and has approached the Lenders regarding a loan modification. The Lenders are considering the borrower's request. As of the date of this report, certain escrow payments and participation interest are due to the Lender; however, the borrower is current in its monthly debt service payments.

     After reviewing the properties and competitive market places in the portfolio, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 barring unforeseen economic developments including the inability to sell the Franklin Farm Village Center note prior to its maturity in 2001.

RESULTS OF OPERATIONS

     The overall increase in cash and cash equivalents and short term investments and the related decrease in investment in unconsolidated ventures at September 30, 1995 as compared to December 31, 1994 is primarily due to the Partnership's share of the cash distributions of approximately $2,094,000 received from the Calibre Point Apartments and North Rivers Shopping Center in the second quarter of 1995 as discussed above. The increase in short term investments at September 30, 1995 as compared to December 31, 1994 is also due to all of the Partnership's U.S. Government obligations being classified as cash and cash equivalents at December 31, 1994 whereas $634,465 of the Partnership's U.S. Government obligations were classified as short-term investments at September 30, 1995. Reference is made to Note 1.

     The decrease in interest and other receivables at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of collection of interest on the Partnership's U.S. Government obligations.

     Deferred interest receivable increased at September 30, 1995 as compared to December 31, 1994 as a result of the deferral of approximately $247,000 of additional interest earned in 1995 under the terms of the mortgage loan receivable secured by the Franklin Farm Village Center (Note 4(b)).

     The increase in amounts due to affiliates at September 30, 1995 as compared to December 31, 1994 is primarily due to the Partnership's payable of approximately $151,000 to the other participating lender (Mortgage Partners III) representing interest earned by the participating lender on the loan secured by Franklin Farm Village Center. This amount was paid to the participating lender in October 1995.

     The decrease in other liabilities at September 30, 1995 as compared to December 31, 1994 is due to a payment made from deposits held for real estate taxes for the Riverpoint Shopping Center.

     The increases in interest income for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 are primarily due to the interest earned relating to the additional $437,000 funding in November 1994 at the Franklin Farm Village Center as described in Note 4(b) and to interest earned on the Partnership's investment of the $2,094,000 received from Calibre Point Apartments and North Rivers Market Shopping Center as discussed above.

     The increases in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 5.

     The decreases in Partnership's share of operations (loss) of unconsolidated ventures for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 are primarily due to the provision for value impairment recorded at September 30, 1995 at North Rivers Market (of which the Partnership's share is $770,000). Reference is made to Notes 1 and 2.


PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                                            OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                       1994                                    1995
                                                        -------------------------------         -------------------------------
                                                          At        At        At        At        At        At        At        At
                                                        3/31      6/30      9/30     12/31      3/31      6/30      9/30     12/31
                                                        ----      ----      ----     -----      ----      ----     -----     -----
1.  Calibre Pointe Apartments
     Atlanta, Georgia . . . . . . . . . . .  . . .      96%       97%       99%       97%       98%       90%       98%

2.  North Rivers Market Shopping Center
      North Charleston, South Carolina. . .  . . .      88%       88%       87%       88%       80%       80%       80%



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)     The following documents are filed as part of this report:

              10-A.   Loan documents related to the Partnership's
participation in the funding of a first mortgage loan secured by a first mortgage on Riverpoint Center Shopping Center located in Chicago, Illinois, is hereby incorporated herein by reference to the Partnership's Form 8-K (File No. 33-4036) dated September 5, 1989.

              10-B.   Loan documents related to the Partnership's
participation in the funding of a first mortgage loan secured by Franklin Farm Village Shopping Center located in Fairfax County, Virginia, is hereby incorporated herein by reference to the Partnership's Form 8-K (File No. 0-16599) dated November 21, 1991.

              10-C.   First and Second Amendments to the loan documents dated
September 28, 1993 and November 23, 1994, respectively, between
Rosenfeld/Franklin Farm Village Center L.P. and Mortgage Partners, Ltd.-IV, relating to additional loan amounts, are hereby incorporated herein by reference to the Partnership's Report for December 31, 1994 on Form 10-K (File No. 0-16599) dated March 27, 1995.

              27.     Financial Data Schedule

      (b) No Reports on Form 8-K have been filed for the quarter covered by this report.

                                      SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    JMB MORTGAGE PARTNERS, LTD. - IV

                    BY:    JMB Realty Corporation
                           (Corporate General Partner)




                                  GAILEN J. HULL
                           By:    Gailen J. Hull, Senior Vice President
                           Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                  GAILEN J. HULL
                                  Gailen J. Hull,
                                  Principal Accounting Officer
                           Date:  November 9, 1995