Form 10-K
period 1995-12-31
JMB MORTGAGE PARTNERS LTD IV
filed 1996-03-28
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-K


              Annual Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1995             Commission file number 0-16599



                    JMB MORTGAGE PARTNERS, LTD. - IV
          -----------------------------------------------------
         (Exact name of registrant as specified in its charter)


        Illinois                             36-342613
(State of organization)       (I.R.S. Employer Identification No.)


900 North Michigan Avenue, Chicago, Illinois   60611
(Address of principal executive offices)     (Zip code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
   Title of each class                            which registered
   -------------------                          ------------------------
           None                                           None


Securities registered pursuant to Section 12(g) of the Act:

                      LIMITED PARTNERSHIP INTERESTS
                            (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   X

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference:  None






                            TABLE OF CONTENTS



                                                           Page
                                                           ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . . .   3

Item 3.      Legal Proceedings. . . . . . . . . . . . . . .   5

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . . .   5


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters. . . . . . . .   5

Item 6.      Selected Financial Data. . . . . . . . . . . .   6

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . .   7

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . . .  11

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . . .  30


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . . .  30

Item 11.     Executive Compensation . . . . . . . . . . . .  33

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . .  34

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . .  35


PART IV

Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . . .  35


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . .  36











                                    i


                                 PART I


ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     The registrant, JMB Mortgage Partners, Ltd. - IV (the "Partnership"), is a limited partnership formed in 1986 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to make first mortgage loans and senior land purchase-leasebacks/leasehold mortgage loans and, to a lesser extent, wrap-around and junior mortgage loans and land purchase-leaseback arrangements on a subordinated basis. On September 18, 1986, the Partnership commenced an offering of $75,000,000 (subject to increase by up to $75,000,000) in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-4036). A total of 43,271.25 Interests have been sold to the public at $1,000 per Interest before certain discounts for volume purchases (fractional interests are due to Distribution Reinvestment Program). The holders of 34,957.2 Interests were admitted to the Partnership in fiscal 1987; an additional 8,314.05 Interests had been admitted to the Partnership through January 22, 1988, the final closing to admit Limited Partners. The offering to the public terminated on December 31, 1987; no Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's mortgage investments according to the number of Interests held.

     The Partnership is engaged solely in the business of investing in real estate, such as residential garden apartment complexes and smaller commercial properties through participating first mortgage loans and certain other mortgage investments. The Partnership's mortgage investments are located throughout the nation and it has no mortgage investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2036. The Partnership is self-liquidating in nature. At disposition of a particular mortgage investment or property through sale, repayment or maturity of such investment, the net proceeds, if any, are generally distributed or reinvested in existing mortgage investments or properties held rather than invested in acquiring additional mortgage investments.
The marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs no later than December 31, 1999 barring unforseen economic developments including the inability to sell the Franklin Farm Village Center note prior to its maturity in 2001.

     The Partnership has made mortgage investments in the properties listed below.





                                                                   ORIGINAL
                                                                   INVESTED
                                                DATE OF             CAPITAL
      PROPERTY                 SIZE           INVESTMENT        PERCENTAGE (a)     TYPE OF INVESTMENT
----------------------      ----------      ---------------     ---------------    ---------------------
1. Calibre Pointe
    Apartments
    Atlanta, Georgia. .      214 units      September, 1987           15%          fee ownership of land and
                                                                                   improvements (through joint
                                                                                   venture partnership) (b)

2. North Rivers Market
    shopping center
    North Charleston,
    South Carolina. . .       204,779       December, 1987            18%          fee ownership of land and
                              sq.ft.                                               improvements (through joint
                                                                                   venture partnership) (c)
3. Riverpoint Center
    shopping center
    Chicago, Illinois .       196,080        August, 1987             39%          participating first
                              sq.ft.                                               mortgage loan

4. Franklin Farm
    Village Center
    shopping center
    Fairfax County,
    Virginia. . . . . .       104,000       December, 1991            28%          participating first
                              sq.ft.                                               mortgage loan

---------------

      (a)  The computation of this percentage for investments held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering.

      (b)  Reference is made to Note 2(a) for a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to this property in December 1991.

      (c)  Reference is made to Note 2(b) for a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to this property in May 1993.



     The Partnership's agreements for these mortgage investments were made in fiscal 1991, 1989, 1988 and 1987. The Partnership's participating first mortgage loan on the Calibre Pointe Apartments in Atlanta, Georgia is described in Note 2(a) including the events resulting in the Partnership obtaining legal title to the property in December 1991. The Partnership's participating first mortgage loan on the North Rivers Market Shopping Center in North Charleston, South Carolina is described in Note 2(b) including the subsequent acquisition of the property in May 1993. The Partnership's funding of a participating first mortgage loan secured by the Riverpoint Center shopping center, located in Chicago, Illinois is described in Note 4(a). The Partnership's initial and subsequent funding of a participating first mortgage loan secured by the Franklin Farm Village Center, located in Fairfax County, Virginia is described in Note 4(b).

     The properties including those securing the Partnership's mortgage investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the properties including those securing the Partnership's mortgage investments are in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for discussion of competitive conditions and future plans of the properties including those securing the Partnership's mortgage investments.

Approximate occupancy levels for certain of the properties are set forth in the table in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its owned properties in its markets primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the properties including those securing the Partnership's mortgage investments or owned through a joint venture as of December 31, 1995 are adequately insured.

     The Partnership has no employees other than personnel performing on-site duties at the North Rivers Market investment property, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners of the Partnership, and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership has made mortgage investments in the four properties referred to under Item 1 above, to which reference is hereby made for a description of said investments.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:



                                                              1994                       1995
                                                    -------------------------  -------------------------
                                                      At     At    At     At     At     At     At    At
                                Principal Business   3/31   6/30  9/30  12/31   3/31   6/30   9/30 12/31
                                ------------------   ----   ----  ----  -----   ----   ----  ----- -----
1. Calibre Point Apartments
    Atlanta, Georgia. . . . .   Residential           96%    97%   99%    97%    98%    90%    98%   96%

2. North Rivers Market
    Shopping Center
    North Charleston,
    South Carolina. . . . . .   Retail                88%    88%   87%    88%    80%    80%    80%   88%




ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1994 and 1995.



                                 PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 7,258 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interest. The price to be paid for the Interests as well as any other economic aspects of the transaction will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.




ITEM 6.  SELECTED FINANCIAL DATA

                                       JMB MORTGAGE PARTNERS, LTD. - IV
                                            (A LIMITED PARTNERSHIP)

                           YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)



                                1995          1994           1993          1992          1991
                           ------------- -------------   -----------   ------------  ------------
Total revenues. . . . . .   $  2,626,166     2,400,118     2,383,337      2,569,327     2,924,405
                            ============  ============   ===========    ===========   ===========
Partnership's share of
  operations (loss) of
  unconsolidated
  ventures. . . . . . . .   $   (144,192)      663,684       548,981        338,799        28,409
                            ============  ============   ===========    ===========   ===========
Net earnings. . . . . . .   $  1,923,264     2,832,873     2,650,035        985,644       749,673
                            ============  ============   ===========    ===========   ===========
Net earnings per
  Interest (b). . . . . .   $      37.05         59.89         56.79          18.61         12.31
                            ============  ============   ===========    ===========   ===========
Total assets. . . . . . .   $ 36,850,082    38,080,726    37,784,769     36,949,480    37,848,389
                            ============  ============   ===========    ===========   ===========
Cash distributions per
  Interest (c). . . . . .   $      67.50         50.21         40.00          40.00         56.89
                            ============  ============   ===========    ===========   ===========

-------------

      (a)  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

      (b)  The net earnings per Interest is based upon the number of Interests outstanding at the end of each period (43,276.25).

      (c)  Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each partner's taxable income from the Partnership in each year is equal to his allocable share of the taxable income (or loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore resulted in a return of capital.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Partnership had cash and cash equivalents of approximately $5,206,000. Such funds will be utilized for future distributions to partners, for working capital reserves and for additional amounts which may be funded under the participating first mortgage loan secured by Franklin Farm Village Center, located in Fairfax County, Virginia as described in Note 4(b). The Partnership's share of previously undistributed operating cash flow related to the Calibre Pointe Apartments and North Rivers Market Shopping Center of approximately $2,094,000 was received in the second quarter of 1995. The capital expenditures for its unconsolidated ventures are currently budgeted to be approximately $225,000 in 1996. The Partnership's share of such items is currently budgeted to be approximately $80,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The sources of future short-term and long-term liquidity and distributions to the Limited and General Partners are expected to be from the collection of interest and repayment of principal of the Partnership's participating first mortgage loan investments. Reference is made to Note 4(a) concerning the suspension of certain interest accruals and the provisions for loan loss on the loan secured by the Riverpoint Shopping Center located in Chicago, Illinois.

     Additional sources of both short-term and long-term liquidity and distributions are expected to be from net cash generated by the Partnership's investment properties, the Calibre Pointe Apartments and the North Rivers Market Shopping Center, and from the sale of such investments.

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

     The Partnership continues to examine a potential sale of the Calibre Pointe Apartments given the favorable market conditions that exist in the Atlanta market.

     In June, 1994 the Lenders received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $213,974) of the mortgage loan at Franklin Farm Village Center. These funds relate to an "earn down" provision in the original purchase agreement between the borrower and the seller. Due to a major tenant not generating a certain level of sales last year, the seller had to return a portion of the sale price it had received in 1991 at closing. The Borrower subsequently remitted the proceeds back to the Lenders as required by the terms of the loan agreement. The Lenders will retain these proceeds due to the possibility of the Borrower requesting future additional fundings per the original loan agreement as discussed in Note 4(b). In November, 1994 the Lenders finalized an agreement with the Borrower to fund the acquisition of an outparcel and improvements adjacent to the center. The Lenders provided permanent financing of approximately $659,000 (of which the Partnership's share was $436,984), including 90% of the closing costs, toward the acquisition by the Borrower of the outparcel land and improvements. The loan bears basic interest payable monthly at the rate of 9% per annum for the first four years of this funding and 10% per annum thereafter through maturity in November, 2001. This represented the second subsequent funding on this mortgage loan, which leaves approximately $1,791,000 (of which the Partnership's share is approximately $1,187,000) available to the Borrower to fund future expansion or purchase options. There can be no assurance that the Borrower will meet the terms and conditions for additional funding and, therefore, it is possible these fundings will not be made or will be less than the maximum principal amount. Additionally, one of the tenants at the center, a major oil company, continues to explore the extent of the possible damage caused by a leak at one of its gasoline pumps in late 1993. The Borrower is monitoring the situation closely and does not believe it will have a material impact on the value of the center. Therefore, no provision for loan loss has been established at this time. However, there can be no assurances that the gasoline leak, as reported, will not have a material impact on the value of the Lenders' security in the future. As of the date of this report, no amounts currently due from the borrower of this loan are in arrears.

     Occupancy of North Rivers Market Shopping Center in North Charleston, South Carolina was 88% at December 31, 1995. The Partnership through a joint venture obtained title to this property in May 1993. See Note 2(b). Phar Mor, a major tenant at the center, filed for protection in August 1992 under Chapter 11 of the bankruptcy code. The Phar Mor store at the center has continued to operate since its bankruptcy filing and has been current on all rent payments due subsequent to filing. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center thereby extending the period of time it will take to complete the lease-up of the center and result in a decrease in cash flow from operations over the near term. Hechinger's, who vacated its store which it owns in 1989, continues to attempt to lease the remaining vacancy in its store to other suitable retailers. However, in early 1995, a tenant (Sportstown) that occupied part of the vacated Hechinger's space filed for protection under Chapter 11 of the bankruptcy code. They have sublet their space to Sports Authority which opened in late 1995.

     As a result of the vacancies at the property and the competitiveness of the market described above, there is uncertainty as to the Partnership's ability to recover the net carrying value of the North Rivers Market investment property, over its revised expected holding period. As a result, the Partnership, as a matter of prudent accounting practice, recorded a provision for value impairment of $2,300,000 (of which $770,000 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1995). Such provision, made as of September 30, 1995 was recorded to reduce the net carrying value of North Rivers Market to its then estimated recoverable value.

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding the remaining amounts due. The borrower had re-leased the space to a book store for three months at a substantially lower rent. The borrowers subsequently leased the space to the GAP/Old Navy Store, at a lower rent, for five years with rent commencing on July 1, 1996. As a result, the borrower has notified the lender that it is experiencing financial difficulties and has approached the Lenders regarding a loan modification. The lenders and borrowers have reached an agreement in principal to defer payments of debt service payments for a certain period of time. However, there can be no assurance that such agreement will be finalized under these terms or any others. Based upon the lender's financial difficulties discussed above, there is uncertainty as to the Partnership's ability to recover the principal balance of the loan. As a result, the Partnership, as a matter of prudent accounting practice, recorded a provision for loan loss of $183,486 as of December 31, 1995. Such provision, in addition to a provision recorded at December 31, 1991, was recorded to reduce the net carrying value of the loan to the then estimated fair value of the loan collateral. In addition, the Partnership is recognizing interest income only as collected. As of the date of this report, certain escrow payments are due to the Lender; however, the borrower is current in its monthly debt service payments.

     After reviewing the properties and competitive market places in the portfolio, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999, barring unforeseen economic developments including the inability to sell the Franklin Farm Village Center note prior to its maturity in 2001.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the related decrease in investment in unconsolidated ventures at December 31, 1995 as compared to December 31, 1994 is primarily due to the Partnership's share of the cash distributions of approximately $2,094,000 received from the Calibre Point Apartments and North Rivers Market Shopping Center in the second quarter of 1995 as discussed above.

     The increase in interest and other receivables at December 31, 1995 as compared to December 31, 1994 is primarily due to the timing of collection of interest on the Partnership's investments in U.S. Government obligations.

     The decrease in mortgage notes receivable at December 31, 1995 as compared to December 31, 1994 and the provision for loan loss for 1995 are the result of the $183,486 loan loss provision recorded on the mortgage note secured by the Riverpoint Center. Reference is made to Note 4(a).

     Deferred interest receivable increased at December 31, 1995 as compared to December 31, 1994 as a result of the deferral of approximately $316,000 of additional interest earned in 1995 under the terms of the mortgage loan receivable secured by the Franklin Farm Village Center (Note 4(b)).

     The increase in amounts due to affiliates at December 31, 1995 as compared to December 31, 1994 is primarily due to the Partnership's payable of approximately $251,000 to the other participating lender (Mortgage Partners III) representing interest earned by the participating lender on the loan secured by Franklin Farm Village Center.

     The decrease in other liabilities at December 31, 1995 as compared to December 31, 1994 is primarily due to payments made from deposits held for real estate taxes for the Riverpoint Shopping Center.

     The increase in interest income for the year ended December 31, 1995 as compared to the years ended December 31, 1994 is primarily due to the interest earned relating to the additional $437,000 funding in November 1994 at the Franklin Farm Village Center as described in Note 4(b) and to interest earned on the Partnership's investment of the $2,094,000 received in 1995 from Calibre Point Apartments and North Rivers Market Shopping Center as discussed above. Interest income increased for the year ended December 31, 1994 as compared to the same period in 1993 primarily as the result of the additional aggregate $455,000 funding in November 1993, partially offset by the required principal paydown of $213,974 in June 1994, at the Franklin Farm Village Center as described in Note 4(b) and by a modest increase in interest rates on U.S. Government obligations.

     The increase in general and administrative expenses for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and 1993 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of approximately $54,000 of additional prior year reimbursable costs to such affiliates not accrued for in 1994. Reference is made to Note 5.

     The decrease in Partnership's share of operations (loss) of unconsolidated ventures for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to the provision for value impairment recorded at September 30, 1995 at North Rivers Market Shopping Center (of which the Partnership's share is $770,000). Reference is made to Notes 1 and 2. The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1994 as compared to the same period in 1993 is due primarily to the increase in effective rents at Calibre Pointe Apartments and higher occupancies at the Calibre Pointe Apartments and the North Rivers Market Shopping Center. Reference is made to Item 2.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999.

     Revenues relating to the participating first mortgage loans made by the Partnership is the major item of income of the Partnership. Such loans provide for participation by the Partnership in subsequent increases in annual gross rental receipts over base amounts of the properties securing such loans and for participation in subsequent increases in the value of such properties in excess of specified amounts, which would offset the impact of inflation and increased interest rates on the future loan values of the Partnership's investments.

     With respect to the properties owned by the Partnership through joint ventures, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial property has escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on net operating earnings if the property remains substantially occupied. In addition, substantially all of the leases at the Partnership's shopping center investments contain provisions which entitle the property owner to participate in gross receipts of tenants above fixed minimum amounts.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    JMB MORTGAGE PARTNERS, LTD. - IV
                         (A LIMITED PARTNERSHIP)


                                  INDEX


Independent Auditors' Report


Balance Sheets, December 31, 1995 and 1994


Statements of Operations, years ended December 31,
  1995, 1994 and 1993


Statements of Partners' Capital Accounts, years ended
  December 31, 1995, 1994 and 1993


Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993


Notes to Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.











                      INDEPENDENT AUDITORS' REPORT



The Partners
JMB MORTGAGE PARTNERS, LTD. - IV:

     We have audited the financial statements of JMB Mortgage Partners, Ltd. - IV (a limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. - IV at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.







                               KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1996





                                       JMB MORTGAGE PARTNERS, LTD. - IV
                                            (A LIMITED PARTNERSHIP)

                                                BALANCE SHEETS

                                          DECEMBER 31, 1995 AND 1994

                                                    ASSETS
                                                    ------
                                                                              1995              1994
                                                                          ------------      -----------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . .     $  5,205,597        4,337,357
  Interest and other receivables. . . . . . . . . . . . . . . . . . .          115,957           79,317
                                                                          ------------      -----------
          Total current assets. . . . . . . . . . . . . . . . . . . .        5,321,554        4,416,674
                                                                          ------------      -----------
Mortgage notes receivable (note 4). . . . . . . . . . . . . . . . . .       22,069,970       22,253,456
Deferred interest receivable (net of
 allowance for loan loss of $436,021 in 1995
 and 1994 (note 4). . . . . . . . . . . . . . . . . . . . . . . . . .        1,039,161          722,882
Investment in unconsolidated ventures,
 at equity (notes 2 and 6). . . . . . . . . . . . . . . . . . . . . .        8,199,483       10,437,237
Deferred costs in connection with mortgage
 investments (net of accumulated amortization
  of $107,999 in 1995 and $72,217 in 1994). . . . . . . . . . . . . .          219,914          250,477
                                                                          ------------      -----------
                                                                          $ 36,850,082       38,080,726
                                                                          ============       ==========



                                       JMB MORTGAGE PARTNERS, LTD. - IV
                                            (A LIMITED PARTNERSHIP)

                                                BALANCE SHEETS


                                  LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                  ------------------------------------------

                                                                              1995              1994
                                                                          ------------      -----------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .     $    180,435          198,108
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . .          256,935           27,610
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .           14,971          139,613
                                                                          ------------      -----------
          Total current liabilities . . . . . . . . . . . . . . . . .          452,341          365,331
                                                                          ------------      -----------
Commitments and contingencies (notes 2, 3, 4, and 5)

Partners' capital accounts (note 3):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            1,000            1,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .        1,630,142        1,310,379
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (1,585,752)      (1,265,989)
                                                                          ------------      -----------
                                                                                45,390           45,390
                                                                          ------------      -----------
  Limited partners (43,276.25 interests):
    Capital contributions, net of
     offering costs . . . . . . . . . . . . . . . . . . . . . . . . .       37,619,348       37,619,348
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . .       18,310,364       16,706,863
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (19,577,361)     (16,656,206)
                                                                          ------------      -----------
                                                                            36,352,351       37,670,005
                                                                          ------------      -----------
          Total partners' capital accounts. . . . . . . . . . . . . .       36,397,741       37,715,395
                                                                          ------------      -----------
                                                                          $ 36,850,082       38,080,726
                                                                          ============      ===========







                                See accompanying notes to financial statements.


                                       JMB MORTGAGE PARTNERS, LTD. - IV
                                            (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF OPERATIONS

                                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                            1995             1994             1993
                                                        ------------     ------------     ------------
Income:
  Interest income . . . . . . . . . . . . . . . . . .   $  2,626,166        2,400,118        2,383,337
                                                        ------------     ------------     ------------

Expenses:
  Mortgage investment servicing fees (note 5) . . . .         55,634           54,890           55,076
  Professional services . . . . . . . . . . . . . . .         64,664           58,290           67,893
  Amortization of deferred costs. . . . . . . . . . .         35,782           35,782           43,478
  General and administrative. . . . . . . . . . . . .        219,144           81,967          115,836
  Provision for loan loss (note 4(a)) . . . . . . . .        183,486            --               --
                                                        ------------     ------------     ------------
                                                             558,710          230,929          282,283

          Operating earnings. . . . . . . . . . . . .      2,067,456        2,169,189        2,101,054

Partnership's share of operations (loss)
  of unconsolidated ventures (note 2) . . . . . . . .       (144,192)         663,684          548,981
                                                        ------------     ------------     ------------

          Net earnings. . . . . . . . . . . . . . . .   $  1,923,264        2,832,873        2,650,035
                                                        ============     ============     ============
          Net earnings per limited
            partnership interest
            (note 1). . . . . . . . . . . . . . . . .   $      37.05            59.89            56.79
                                                        ============     ============     ============











                                See accompanying notes to financial statements.


                                          JMB MORTGAGE PARTNERS, LTD. - IV
                                               (A LIMITED PARTNERSHIP)

                                      STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                 GENERAL PARTNERS                               LIMITED PARTNERS (NOTE 1)
               --------------------------------------------------    ---------------------------------------------------
               CONTRI-      NET         CASH                       CONTRI-        NET         CASH
               BUTIONS    EARNINGS  DISTRIBUTIONS      TOTAL       BUTIONS      EARNINGS  DISTRIBUTIONS   TOTAL
               -------   ---------- -------------   -----------  -----------   ---------- ------------- -----------
Balance at
 December 31,
 1992 . . . .   $1,000      876,978     (832,588)       45,390   37,619,348    11,657,356  (12,752,237) 36,524,467

Net earnings
 (note 3) . .     --        192,339        --          192,339        --        2,457,696        --      2,457,696

Cash distri-
 butions
 ($40.00 per
 limited
 partnership
 interest). .     --          --        (192,339)     (192,339)       --            --      (1,731,048) (1,731,048)
                ------    ---------   ----------      --------   ----------    ----------  ----------- -----------
Balance at
 December 31,
 1993 . . . .    1,000    1,069,317   (1,024,927)       45,390   37,619,348    14,115,052  (14,483,285) 37,251,115

Net earnings
 (note 3) . .     --        241,062        --          241,062        --        2,591,811        --      2,591,811

Cash distri-
 butions
 ($50.21 per
 limited
 partnership
 interest). .     --          --        (241,062)     (241,062)       --            --      (2,172,921) (2,172,921)
                ------    ---------   ----------      --------   ----------    ----------  ----------- -----------
Balance at
 December 31,
 1994 . . . .    1,000    1,310,379   (1,265,989)       45,390   37,619,348    16,706,863  (16,656,206) 37,670,005

Net earnings
 (note 3) . .     --        319,763        --          319,763        --        1,603,501        --      1,603,501

Cash distri-
 butions
 ($67.50 per
 limited
 partnership
 interest). .     --          --        (319,763)     (319,763)       --            --      (2,921,155) (2,921,155)
                ------    ---------   ----------      --------   ----------    ----------  ----------- -----------
Balance at
 December 31,
 1995 . . . .   $1,000    1,630,142   (1,585,752)       45,390   37,619,348    18,310,364  (19,577,361) 36,352,351
                ======    =========   ==========      ========   ==========    ==========  =========== ===========




                                   See accompanying notes to financial statements.


                                          JMB MORTGAGE PARTNERS, LTD. - IV
                                               (A LIMITED PARTNERSHIP)

                                              STATEMENTS OF CASH FLOWS

                                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                              1995            1994             1993
                                                          -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . .     $ 1,923,264        2,832,873       2,650,035
  Items not requiring cash or cash equivalents:
    Amortization of deferred costs. . . . . . . . . .          35,782           35,782          43,478
    Provision for loan loss (note 4(a)) . . . . . . .         183,486            --              --
    Partnership's share of operations of
      unconsolidated ventures, net of
      distributions . . . . . . . . . . . . . . . . .       1,598,508         (663,684)       (548,981)
   Changes in:
    Interest and other receivables. . . . . . . . . .         (36,640)         (64,137)         (9,562)
    Deferred interest receivable. . . . . . . . . . .        (316,279)        (272,655)       (237,227)
    Accounts payable. . . . . . . . . . . . . . . . .         (17,673)        (108,023)        108,690
    Due to affiliates . . . . . . . . . . . . . . . .         229,325          (11,932)          --
    Other liabilities . . . . . . . . . . . . . . . .        (124,642)          (2,978)            (49)
                                                          -----------      -----------     -----------
          Net cash provided by
            operating activities. . . . . . . . . . .       3,475,131        1,745,246        2,006,384
                                                          -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities of short-term
   investments. . . . . . . . . . . . . . . . . . . .           --           4,655,758         524,773
  Funding of mortgage notes receivable (note 4(b)). .           --            (436,984)       (455,290)
  Partnership's distributions from unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . . .         639,246            --              --
  Collection of principal on mortgage notes
    receivable (note 4(b)). . . . . . . . . . . . . .           --             213,974           --
  Payment of deferred expenses. . . . . . . . . . . .          (5,219)           --              --
                                                          -----------      -----------     -----------
          Net cash provided by
            investing activities. . . . . . . . . . .         634,027        4,432,748          69,483
                                                          -----------      -----------     -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . .      (2,921,155)      (2,172,921)     (1,731,048)
  Distributions to general partners . . . . . . . . .        (319,763)        (241,062)       (192,339)
                                                          -----------      -----------     -----------
          Net cash used in
            financing activities. . . . . . . . . . .      (3,240,918)      (2,413,983)     (1,923,387)
                                                          -----------      -----------     -----------
          Net increase in cash and
            cash equivalents. . . . . . . . . . . . .         868,240        3,764,011         152,480
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .       4,337,357          573,346         420,866
                                                          -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . .     $ 5,205,597        4,337,357         573,346
                                                          ===========      ===========     ===========
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest. . . . . . . . . . . . . . . . . .     $     --               --              --
                                                          ===========      ===========     ===========
  Non-cash investing and financing
    activities. . . . . . . . . . . . . . . . . . . .     $     --               --              --
                                                          ===========      ===========     ===========










                                   See accompanying notes to financial statements.


                     JMB MORTGAGE PARTNERS, LTD.-IV
                         (A LIMITED PARTNERSHIP)

                      NOTES TO FINANCIAL STATEMENTS

              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (either directly or through joint ventures) an investment portfolio of United States real estate. Such portfolio is in the form of participating first mortgage loans and, in certain cases, equity investments through the foreclosure on such mortgage loans. Business activities consist primarily of the collection of principal and interest on such mortgage loans. For the properties obtained through foreclosure, business activities consist of rentals to commercial and residential tenants and the ultimate sale of such real estate.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in Calibre Pointe Associates and North Rivers Market Associates (note 2). The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999 barring unforseen economic developments including the inability to sell the Franklin Farm Village Center note prior to its maturity in 2001.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded in the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:





                                                    1995                               1994
                                                    -------------------------------------------------------------
                                                          TAX BASIS
                                         GAAP BASIS      (Unaudited)       GAAP BASIS        TAX BASIS
                                        ------------     -----------      ------------      -----------
Total assets. . . . . . . . . . . .      $36,850,082      44,984,708        38,080,726      44,919,117
Partners' capital
 accounts (note 3):
    General Partners. . . . . . . .           45,390         (21,724)           45,390         (21,724)
    Limited Partners. . . . . . . .       36,352,351      44,718,962        37,670,005      44,767,993
Net earnings (note 3):
    General Partners. . . . . . . .          319,763         319,763           241,062         241,062
    Limited Partners. . . . . . . .        1,603,501       2,872,124         2,591,811       2,850,704
Net earnings per
 limited partner-
  ship interest . . . . . . . . . .            37.05           66.37             59.89           65.87
                                          ===========     ===========      ===========     ===========


     The net earnings per limited partnership interest is based upon the number of Interests outstanding at the end of the period (43,276.25).

     Certain reclassifications have been made to the 1994 and 1993 financial statements in order to conform with the 1995 presentation.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from such estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In additions, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,191,000 and $3,998,000 at December 31, 1995 and 1994,
respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred costs in connection with mortgage investments are amortized over the terms of the related agreements relating to such mortgage investments using the straight-line method.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments.

     Basic and simple interest income on mortgage notes receivable is being recognized using the effective interest method which results in a level effective yield on the outstanding principal balance. The Partnership is recognizing interest income only as collected on one of its mortgage loans (note 4(a)).

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS #114") became effective in January, 1994. SFAS #114 provides that the impairment of a collateralized loan that is considered impaired (as defined) will be recognized by creating a valuation allowance to the recorded balance of the loan to yield a net carrying amount of the loan which is equal to the fair value of the loan collateral. The Partnership has elected to recognize subsequent changes in the fair value of the collateral as adjustments to this valuation allowance.

     Under the Partnership's current impairment policy, provisions for value impairment are recorded with respect to investment properties, pursuant to Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Therefore, the Partnership does not anticipate any effect on its financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996. Due to the uncertainty of the Partnership's ability to recover the net carrying value of the North Rivers Market Shopping Center investment property through future operations or sale as the Partnership has shortened its intended holding period for this investment to no later than 1999, the Partnership, as a matter of prudent accounting practice for financial reporting purposes has recorded a provision for value impairment of $2,300,000 (of which $770,000 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures). Such provision, made as of September 30, 1995 was recorded to reduce the net carrying value of North Rivers Market Shopping Center to its then estimated recoverable value.


(2)  VENTURE AGREEMENTS

     (a)  CALIBRE POINTE ASSOCIATES

     In September 1987, the Partnership participated in funding $13,250,000 participating first mortgage loan, which was secured by a 214-unit luxury apartment complex known as Calibre Pointe Apartments located in Atlanta, Georgia. The Partnership funded $5,000,020 (a 37.736% participation) of this loan and $8,249,980 (a 62.264% participation) was funded by JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), a partnership affiliated with the General Partners (jointly the "Lenders"). The general partners of the borrower personally guaranteed 12-1/2% of the principal amount of the loan. As additional security for the first mortgage loan, the borrower delivered to the Lenders a $250,000 standby letter of credit, upon which the Lenders were permitted to draw in the event of a loan default.

     Due to competitive market conditions, the borrower did not make all of its required 1991 monthly interest payments under the terms of the mortgage note. Accordingly, the Lenders provided the borrower with a notice of default.

     The Lenders obtained legal title to the property on December 3, 1991 and an affiliate of the General Partners of the Partnership assumed management of the property (until December, 1994 when the affiliate sold certain of its assets and assigned its interest in its contract to an unaffiliated third party) under an agreement which provided for a fee computed as a percentage of gross income of the property. The Lenders contributed the property to a newly formed joint venture between themselves (Calibre Pointe Associates) to own and operate the complex. The terms of the venture agreement provide in general, that the benefits of ownership, including tax effects, net cash receipts and sale proceeds are allocated or distributed as the case may be, between the Partnership and Mortgage Partners-III in proportion to their respective capital contributions to the venture (37.736% by the Partnership). The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) in the property contributed to the venture in an amount not in excess of its then estimated fair value.

     (b)  NORTH RIVERS MARKET ASSOCIATES

     In December 1987, the Partnership participated in the initial funding of a non-recourse participating first mortgage loan in the maximum principal amount of $19,250,000 secured by a first mortgage on a shopping center known as the North Rivers Market Shopping Center in North Charleston, South Carolina. The other lender was Mortgage Partners-III, (jointly the "Lenders"). The Lenders' initial funding was $17,350,000, of which the Partnership's share was $5,813,378 (33.5065% of the loan). Up to an additional $1,900,000 was to have been funded by the Lenders, if certain rental and occupancy levels were achieved.

     Due to the significant vacancy level at the property, the borrower made only a portion of the required interest payments for the years 1991 and 1992.

     On May 17, 1993, the borrower, pursuant to a deed in lieu of foreclosure, transferred legal title of the property to North Rivers Market Associates ("NRMA") to own and operate the complex. NRMA is a joint venture in which the Partnership and Mortgage Partners-III own 33.5065% and 66.4935% each, respectively. The terms of the venture agreement provide in general that the benefits of ownership, including tax effects, net cash receipts, sale proceeds, and future contribution obligations are allocated or distributed, as the case may be, between the Partnership and the venture partner in proportion to their respective capital accounts. An affiliate assumed management of the property under an agreement which provides for a fee computed as 6% of gross income of the property. The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) in the property contributed to the venture in an amount not in excess of its then estimated fair value. The Partnership recorded a loss for Federal income tax purposes in the amount of approximately $2,305,000 in 1993. The Partnership, as a matter of prudent accounting practice, has recorded a value impairment in the amount of $2,300,000 (of which $770,000 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1995) for financial reporting purposes. Reference is made to Note 1.


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

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership will be made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts" on a non-cumulative basis. Distributions of "repayment proceeds" will be made 97% to the Limited Partners and 3% to the General Partners (such 3% being subject to certain limitations) until the Limited Partners have received repayment proceeds equal to their capital investment plus a stipulated return on their current capital account. Subject to the General Partners' receipt of any deferred share of net cash flow, any remaining repayment proceeds will be distributed 87% to the Limited Partners and 13% to the General Partners until the Limited Partners have received repayment proceeds providing an additional stipulated return on their current capital account. The remaining repayment proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners. Of the cumulative distributions of $19,577,361 paid to the Limited Partners through December 31, 1995, $1,282,285 represents a 5% return to certain Limited Partners through January 22, 1988 (the final admittance of the Limited Partners) for the period during which the Limited Partner's subscription proceeds were held in escrow.


(4)  MORTGAGE NOTES RECEIVABLE

     The Partnership has participated in the funding of four participating first mortgage loans for three shopping centers (North Rivers Market, Riverpoint Center and Franklin Farm) and one apartment complex (Calibre Pointe Apartments). The Partnership has taken title to the underlying collateral for the North Rivers Market and the Calibre Pointe Apartments (note 2). Generally, the remaining agreements provide for basic interest receivable monthly at certain specified interest rates along with annual simple accrued interest (deferred until maturity) at rates ranging from 2% to 3% per annum, and for additional interest in an amount equal to a percentage of the gross receipts of the properties in excess of certain specified levels, and for an amount equal to a percentage of the subsequent increases in the value of the underlying properties in excess of certain specified levels. Any payments of additional interest made by the borrowers will be used to offset, on a dollar-for-dollar basis, the borrower's obligation to pay simple accrued interest.

     (a)  RIVERPOINT CENTER, CHICAGO, ILLINOIS

     In August, 1989, the Partnership participated in the funding of a non-recourse participating first mortgage loan in the maximum principal amount of $29,250,000. The Partnership had committed to fund a maximum of $13,200,000 or approximately 45.128% of this loan. The remaining portion of the loan was funded by Mortgage Partners-III, and IDS Life Account RE, an entity advised by an affiliate of the General Partners (herein, collectively called the "Lenders"). The loan is secured by a first mortgage on a shopping center known as Riverpoint Center located in Chicago, Illinois. The Lenders do not intend to make any additional fundings beyond the $28,039,630 ($12,653,783 by the Partnership) now funded. The ten-year loan bears basic interest at the rate of 8.884% per annum for the first loan year, 8.75% per annum for loan years two and three, increasing .50% per annum in the fourth and .25% per annum in the seventh loan year to a maximum rate of 9.50% per annum, payable monthly in advance.

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995, and the borrower is pursuing its legal remedies regarding the remaining amounts due. The borrower had re-leased the space to a book store for three months at a substantially lower rent. The borrowers subsequently leased the space to the GAP/Old Navy Store, at a lower rent, for five years with rent commencing on July 1, 1996. As a result, the borrower has notified the lender that it is experiencing financial difficulties and has approached the Lenders regarding a loan modification. The lenders and borrowers have reached an agreement in principal to defer payment of debt service payments for a certain period of time. However, there can be no assurance that such agreement will be finalized under these terms or any others. As of the date of this report, certain escrow payments are due to the Lender; however, the borrower is current in its monthly debt service payments.

     As a result of the lender's financial difficulties discussed above, there is uncertainty as to the Partnership's ability to recover the principal balance of the loan. As a result, the Partnership, as a matter of prudent accounting practice, has recorded an additional provision for loan loss of $183,486 as of December 31, 1995. Such provision, in addition to a provision recorded at December 31, 1991, was recorded to reduce the net carrying value of the loan to the estimated fair value of the loan collateral. In addition, the Partnership is recognizing interest income only as collected.

     (b)  FRANKLIN FARM VILLAGE CENTER, FAIRFAX COUNTY, VIRGINIA

     In December 1991, the Partnership participated in the funding of a non-recourse participating first mortgage loan in the maximum principal amount of $16,600,000. The Partnership has committed to fund a maximum of $11,000,000 or approximately 66.3% of the loan. The other lender is Mortgage Partners - III (jointly the "Lenders"). The loan is secured by a first mortgage on a shopping center known as Franklin Farm Village Center (the "Center") located in Fairfax County, Virginia. The Lenders have cumulatively funded approximately $14,809,000 of which the Partnership's share was approximately $9,818,000. Up to an additional $1,791,000 (of which the Partnership's share is $1,187,000) may be funded if the borrower elects to pursue certain expansion/purchase options with respect to the land surrounding the existing Center and its parking lot. There can be no assurance, however, that terms and conditions for any subsequent fundings will be met and therefore, it is possible that these fundings will not be made or will be less than the maximum principal amount.

     In June, 1994, the Lenders received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $213,974). These funds relate to an "earn down" provision in the original purchase agreement between the borrower and the seller. Due to a major tenant not generating a certain level of sales last year, the seller was required to return a portion of the sale price it had received in 1991 at closing. The borrower subsequently remitted the proceeds back to the Lenders as required by the terms of the loan agreement. The Lenders will retain these proceeds due to the possibility of the borrower requesting future additional fundings per the original loan agreement as discussed above.

     In late 1993, the Lenders were informed by the borrower that an underground gasoline tank experienced a gasoline leak at the property. The tenant, which has a ground lease with the borrower, informed the borrower and the appropriate state agencies that gasoline was discharged into the ground. The tenant, which operates a gasoline station at the site, is cooperating fully with all government agencies in order to rectify this problem in a expeditious manner. In addition, the Lenders were informed that no underground nearby water supplies were affected nor does it appear likely that any will be affected in the future. The tenant (an affiliate of a national gasoline marketer) appears to have the financial resources to fully pay for the clean up at the property. At this time, it is undeterminable what the cost of the clean up will be. In addition, at this time, the Lenders believe the value of the property has not been materially affected. Therefore, no provision for loan loss has been established at this time. However, there can be no assurances that the gasoline leak, as reported, will not have a material impact on the value of the Lenders' security in the future. As of the date of this report, no amounts currently due from the borrower of this loan are in arrears.

(5)  TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:



                                                                                            UNPAID AT
                                                                                           DECEMBER 31,
                                                1995            1994           1993           1995
                                              --------        --------       --------    --------------
Reimbursement (at cost) for
  accounting services . . . . . . . . .       $ 33,542          39,637         37,459             --
Reimbursement (at cost) for
  portfolio management
  services. . . . . . . . . . . . . . .         20,029          19,948          --                --
Reimbursement (at cost) for
  legal services. . . . . . . . . . . .          1,204           1,979          2,083             --
Reimbursement (at cost) for
  administrative charges and
  other out-of-pocket expenses. . . . .         83,106           1,540          6,357            27,828
                                              --------        --------       --------           -------

                                              $137,881          63,104         45,899            27,828
                                              ========        ========       ========           =======

     The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $54,397 that had not previously been reimbursed.



     Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

     The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees aggregated $415,389 all of which were paid at December 31, 1995.

     The General Partners are entitled to distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $2,027,752 at December 31, 1995, of which approximately $442,000 is being deferred in accordance with the subordination requirements of the Partnership Agreement. All amounts deferred or payable currently do not bear interest.


(6)  INVESTMENTS IN UNCONSOLIDATED VENTURES

     The following is summary financial information for Calibre Pointe Associates (note 2(a)) and North Rivers Market Associates (note 2(b)) as of and for the years ended December 31, 1995 and 1994:

                                            1995             1994
                                        -----------      -----------
Current assets. . . . . . . . . . .     $ 2,166,337        5,805,385
Current liabilities . . . . . . . .        (268,027)        (247,343)
                                        -----------      -----------
     Working capital. . . . . . . .       1,898,310        5,558,042
                                        -----------      -----------
Investment properties,
  net of depreciation . . . . . . .      20,984,008       23,683,649
Other assets, net . . . . . . . . .          41,375           55,798
Other liabilities, net. . . . . . .         (34,074)         (19,935)
Venture partners' equity. . . . . .     (14,690,136)     (18,840,317)
                                        -----------      -----------
     Partnership's capital. . . . .     $ 8,199,483       10,437,237
                                        ===========      ===========
Represented by :
  Invested capital. . . . . . . . .     $ 8,592,685        8,592,685
  Cumulative cash distributions . .      (2,093,562)           --
  Cumulative net earnings . . . . .       1,700,360        1,844,552
                                        -----------      -----------
                                        $ 8,199,483       10,437,237
                                        ===========      ===========

Total income. . . . . . . . . . . .     $ 3,873,125        3,822,930
                                        ===========      ===========
Expenses applicable to
  operating income. . . . . . . . .     $ 4,423,732        1,960,107
                                        ===========      ===========
Net earnings (loss) . . . . . . . .     $  (550,607)       1,862,823
                                        ===========      ===========

     Total income, expenses related to operating income, and net earnings of Calibre Pointe Apartments and North Rivers Market Shopping Center for the year ended December 31, 1993 were $3,602,953, $1,898,193 and
$1,704,760, respectively.


(7)  SELECTED FINANCIAL INFORMATION (UNAUDITED)

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical financial information for the properties securing the participating first mortgage loans:
Riverpoint Center and Franklin Farm Village Center as of and for the years ended December 31, 1995 and 1994. Such information is not related to current market values.

                                            1995             1994
                                        -----------      -----------

Current assets. . . . . . . . . . .     $   959,464        1,269,103
Current liabilities . . . . . . . .      (5,510,065)      (4,418,773)
                                        -----------      -----------
     Working capital. . . . . . . .      (4,550,601)      (3,149,670)
                                        -----------      -----------
Investment properties,
 net of depreciation. . . . . . . .      36,715,230       37,868,815
Other assets. . . . . . . . . . . .         855,833        1,014,790
Other liabilities . . . . . . . . .           --               --
Long-term debt. . . . . . . . . . .     (42,522,097)     (42,845,014)
                                        -----------      -----------
     Owners' equity (deficit) . . .     $(9,501,635)      (7,111,079)
                                        ===========      ===========
Represented by:
  Partners' capital (deficit) . . .     $(9,017,655)      (6,991,096)
  Current year loss
   (including depreciation) . . . .        (483,980)        (119,983)
                                        -----------      -----------
                                        $(9,501,635)      (7,111,079)
                                        ===========      ===========
     Total income . . . . . . . . .     $ 5,994,344        6,428,113

     Expenses related to
      operating income. . . . . . .      (6,478,324)      (6,548,096)
                                        -----------      -----------
     Net loss . . . . . . . . . . .     $  (483,980)        (119,983)
                                        ===========      ===========

     Total income, expenses related to operating income, and net loss of the Riverpoint Center and Franklin Farm Village Center for the year ended December 31, 1993 were $5,979,592, $6,731,982 and ($752,390), respectively.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal years 1995 and 1994.



                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation, a Delaware corporation, substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. Effective December 31, 1995, AGPP Associates, L.P. acquired all of the partnership interests in Mortgage Associates-IV, L.P., the Associate General Partner which then dissolved. AGPP elected to continue the business of Mortgage Associates-IV, L.P. AGPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any sale of real property (or any interest therein) of the Partnership.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director, and the executive and certain other officers of the Corporate General Partner are as follows:

                                                          SERVED IN
NAME                      OFFICE                          OFFICE SINCE
----                      ------                          ------------
Judd D. Malkin            Chairman                        5/03/71
                          Director                        5/03/71
                          Chief Financial Officer         2/22/96
Neil G. Bluhm             President                       5/03/71
                          Director                        5/03/71
Burton E. Glazov          Director                        7/01/71
Stuart C. Nathan          Executive Vice President        5/08/79
                          Director                        3/14/73
A. Lee Sacks              Director                        5/09/88
John G. Schreiber         Director                        3/14/73
H. Rigel Barber           Executive Vice President        1/02/87
                          Chief Executive Officer         8/01/93
Glenn E. Emig             Executive Vice President        1/01/93
                          Chief Operating Officer         1/01/95
Gary Nickele              Executive Vice President        1/01/92
                          General Counsel                 2/17/84
Gailen J. Hull            Senior Vice President           6/01/88
Howard Kogen              Senior Vice President           1/02/86
                          Treasurer                       1/01/91

     There is no family relationship among the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited-X ("Carlyle-X"), Carlyle Real Estate Limited-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-IX"), JMB Income Properties, Ltd.-X, ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income -XII"), and JMB Income Properties, Ltd.- XIII, ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II"), and Income Growth Managers, Inc. (the general partner of IDS/JMB Balance Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships:
Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV, JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 49) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. He is now also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Since 1994 Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior the becoming Executive Vice President of JMB, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March, 1973. He is a Certified Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 3 and 6 for a description of such transactions, distributions and allocations. In 1994 and 1995, the General Partners received $241,062 and $319,763 of cash distributions, respectively. The General Partners received a share of Partnership earnings for tax purposes aggregating $319,763 in 1995.

     The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The servicing fee is payable from the date the Partnership first advances funds with respect to a mortgage investment. The cumulative amount of such fees aggregated $415,389, all of which were paid at December 31, 1995.

     An affiliate of the General Partner is entitled to property management fees for the North Rivers Market Shopping Center. In 1995, the
Partnership's proportionate share of these fees was $32,991, all of which was paid at December 31, 1995.

     JMB Realty Corporation and its affiliates are entitled to receive application and commitment fees in connection with the receipt of loan applications and the issuance of commitments to make mortgage loans and to enter into land purchase-leasebacks. Such application and commitment fees shall not exceed 3% of the gross proceeds of the offering. To the extent they are paid by actual or prospective borrowers or sellers of land, the fees otherwise payable by the Partnership will be reduced. As of December 31, 1995, JMB has received $667,964 of such fees from the borrowers and the Partnership has paid $630,172 of such fees to the Corporate General Partner.

     The Corporate General Partner and its affiliates may be reimbursed for their direct expenses or out-of-pocket expenses relating to the offering, the administration of the Partnership and the funding of the Partnership's mortgage investments. In fiscal year 1995, an affiliate of the General Partners was due reimbursement for such out-of-pocket expenses in the amount of $83,106 of which $27,828 was unpaid at December 31, 1995.

     The Partnership is permitted to engage in various transactions involving affiliates of the Corporate General Partner. The relationship of the Corporate General Partner (and its director and officers) to its affiliates is set forth above in Item 10 above.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

     (b)   The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                              NAME OF                        AMOUNT AND NATURE
                              BENEFICIAL                     OF BENEFICIAL              PERCENT
TITLE OF CLASS                OWNER                          OWNERSHIP                  OF CLASS
--------------                ----------                     -----------------          --------
Limited Partnership           JMB Realty                     5 Interests                Less than 1%
  Interests                   Corporation                    indirectly (1)

Limited Partnership           Corporate General              8.78371 Interests          Less than 1%
  Interests                   Partner, its                   indirectly (1)
                              officers and directors,
                              and the Associate
                              General Partner

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as the indirect majority shareholder of the Initial Limited Partners is deemed to have the voting and investment power.

     No officer or director of the Corporate General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the General Partners, their affiliates or their management other than those described in Items 10 and 11 above.




                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  The following documents are filed as part of this report:

           (1) Financial Statements (See Index to Financial Statements filed with this report.)

           (2)    Exhibits

           3-A.   The Prospectus of the Partnership dated September 18,
1986, as supplemented January 22, 1987, April 23, 1987, June 12, 1987, August 6, 1987, September 14, 1987, and September 28, 1987 as filed with the commission pursuant to Rules 424 (b) and 424 (c), is hereby incorporated herein by reference. Copies of pages 8-15, 46-47, and A-7 to A-21 of the Prospectus are hereby incorporated herein by reference to
Exhibit 3-A to the Partnership's report for December 31, 1992 on Form 10-K (File No. 0-16599) dated March 19, 1993.

           3-B.   Amended and Restated Agreement of Limited Partnership
set forth as Exhibit A to the Prospectus, included in the Partnership' report on Form S-11 (File No. 33-4036) dated September 18, 1986 which agreement is hereby incorporated herein by reference.

           10-A. Loan documents related to the Partnership's participation in the funding of a first mortgage loan secured by a first mortgage on Riverpoint Center Shopping Center located in Chicago, Illinois, is hereby incorporated herein by reference to the Partnership's Form 8-K (File No. 33-4036) dated September 5, 1989.

           10-B. Loan documents related to the Partnership's participation in the funding of a participating first mortgage loan secured by Franklin Farm Village Center Shopping located Fairfax County, Virginia, is hereby incorporated herein by reference to the Partnership's Form 8-K (File No. 0-16599) dated November 21, 1991.

           10-C. First and Second Amendments to the loan documents dated September 28, 1993 and November 23, 1994, respectively, between Rosenfeld/Franklin Farm Village Center L.P. and Mortgage Partners, Ltd.-IV, relating to additional loan amounts, are hereby incorporated herein by reference to the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16599) dated March 27, 1995.

           21.    List of Subsidiaries

           24.    Powers of Attorney

           27.    Financial Data Schedule

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 JMB MORTGAGE PARTNERS, LTD. - IV

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 25, 1996

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 25, 1996

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 25, 1996

                         GLENN E. EMIG*
                 By:     Glenn E. Emig, Chief Operating Officer
                 Date:   March 25, 1996


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 25, 1996

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 25, 1996

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan, Executive Vice President
                          and Director
                 Date:   March 25, 1996

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Attorney-in-Fact
                         Date:March 25, 1996



                    JMB MORTGAGE PARTNERS, LTD. - IV

                              EXHIBIT INDEX



                                                  DOCUMENT
                                               INCORPORATED
                                               BY REFERENCE     PAGE
                                               -------------    ----

3-A.       Copies of pages 8-15, 46-47
           and A-7 to A-21 of the Prospectus
           of the Partnership dated
           September 18, 1986, (as
           supplemented)                              Yes         --

3-B.       Amended and Restated Agreement
           of Limited Partnership                     Yes         --

10-A.      Riverpoint Center Loan Documents           Yes         --

10-B.      Franklin Farm Village
           Loan Documents                             Yes         --

10-C.      First and Second Amendments
           to Franklin Farm Village
           Loan Documents                             Yes         --

21.        List of Subsidiaries                       No          --

24.        Powers of Attorney                         No          --

27.        Financial Data Schedule                    No          --