Form 10-Q
period 1996-03-31
JMB MORTGAGE PARTNERS LTD IV
filed 1996-05-14
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996      Commission file #0-16599




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




                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    10



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    11


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    12




PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                               BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                              MARCH 31,     DECEMBER 31,
                                                                                1996           1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  5,803,398      5,205,597
  Interest and other receivables. . . . . . . . . . . . . . . . . . . .          108,197        115,957
                                                                            ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        5,911,595      5,321,554
                                                                            ------------   ------------
Mortgage notes receivable . . . . . . . . . . . . . . . . . . . . . . .       22,069,970     22,069,970
Deferred interest receivable (net of allowance for loan
  loss of $436,021 in 1996 and 1995). . . . . . . . . . . . . . . . . .        1,133,589      1,039,161
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        8,399,052      8,199,483
Deferred costs in connection with mortgage investments. . . . . . . . .          212,698        219,914
                                                                            ------------   ------------
                                                                            $ 37,726,904     36,850,082
                                                                            ============   ============

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $    203,389        180,435
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .          306,830        256,935
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           15,065         14,971
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .          525,284        452,341
                                                                            ------------   ------------

Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        1,638,181      1,630,142
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,585,752)    (1,585,752)
                                                                            ------------   ------------
                                                                                  53,429         45,390
                                                                            ------------   ------------
  Limited partners (43,276.25 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       37,619,348     37,619,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       19,106,204     18,310,364
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (19,577,361)   (19,577,361)
                                                                            ------------   ------------
                                                                              37,148,191     36,352,351
                                                                            ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . . .       37,201,620     36,397,741
                                                                            ------------   ------------

                                                                            $ 37,726,904     36,850,082
                                                                            ============   ============







                               See accompanying notes to financial statements.


                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   725,584        621,918
                                                                             -----------     ----------

Expenses:
  Mortgage investment servicing fees. . . . . . . . . . . . . . . . . .           13,718         13,718
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           23,272         25,000
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .            8,946          8,946
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           75,338         37,926
                                                                             -----------     ----------
                                                                                 121,274         85,590
                                                                             -----------     ----------
          Operating earnings (loss) . . . . . . . . . . . . . . . . . .          604,310        536,328

Partnership's share of operations (loss) of
  unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . .          199,569        183,517
                                                                             -----------     ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .      $   803,879        719,845
                                                                             ===========     ==========

          Net earnings (loss) per limited partnership interest. . . . .      $     18.39          15.24
                                                                             ===========     ==========
          Cash distributions per limited partnership interest . . . . .      $     --             13.50
                                                                             ===========     ==========










                               See accompanying notes to financial statements.


                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS
                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    803,879         719,845
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .         8,946           8,946
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .      (199,569)       (183,517)
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . .         7,760          62,999
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .       (94,428)        (68,250)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,954          67,405
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . .        49,895          12,785
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .            94         (90,187)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       599,531         530,026
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (3,776,601)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (1,730)          --
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .        (1,730)     (3,776,601)
                                                                             ------------     -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .         --           (584,232)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .         --            (60,106)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .         --           (644,338)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .       597,801      (3,890,913)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     5,205,597       4,337,357
                                                                             ------------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  5,803,398         446,444
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========

                               See accompanying notes to financial statements.


                   JMB MORTGAGE PARTNERS, LTD. - IV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from such estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the Corporate General Partner and its affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                    1996        1995         1996
                                  -------      ------    -------------
Mortgage investment
  servicing fees. . . . . . .     $13,718      13,718         13,718
Reimbursement (at cost) for
  out-of-pocket expenses
  and salaries and salary-
  related expenses. . . . . .      16,437      26,687         33,049
                                  -------      ------         ------
                                  $30,155      40,405         46,767
                                  =======      ======         ======

     Affiliates of the General Partners are entitled to property management fees for the North Rivers Market Shopping Center. In 1996, the
Partnership's proportionate share of these fees was $5,997, all of which was paid at March 31, 1996.

     The General Partners have deferred payment of certain of their distributions of net cash flow from the Partnerships aggregating approximately $442,000 at March 31, 1996 which is being deferred in accordance with the subordination requirements of the Partnership
Agreement.  All amounts deferred or currently payable do not bear interest.


RIVERPOINT CENTER

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995 and subsequently filed for bankruptcy. The borrower is pursuing its legal remedies regarding the remaining amounts due. As a result, the borrower had notified the lenders that it is experiencing financial difficulties and had approached the Lenders regarding a loan modification. The Lenders and borrowers have reached an agreement in principal to defer payment of debt service payments for a certain period of time. However, there can be no assurance that such agreement will be finalized under these terms or any others. The borrowers have leased the space to the Old Navy Clothing Co., for five years with rent commencing July 1996. As of the date of this report, certain escrow payments are due to the Lenders; however, the borrower is current in its monthly debt service payments. The Partnership is recognizing interest income only as collected.


FRANKLIN FARM VILLAGE CENTER

     A tenant, which has a ground lease with the borrower, informed the borrower and the appropriate state agencies that gasoline was discharged into the ground. The Lenders were then informed by the borrower. The Lenders have been informed that the tenant, which operates a gasoline station at the site, is cooperating fully with all government agencies in order to rectify this problem in a expeditious manner and that no underground nearby water supplies were affected nor does it appear likely that any will be affected in the future. The tenant (an affiliate of a national gasoline marketer) appears to have the financial resources to fully pay for the clean up at the property. At this time it is undeterminable what the cost of the clean up will be and the Lenders do not currently expect that the value of the property has been materially affected. However, there can be no assurances that the gasoline leak, as reported, will not have a material impact on the value of the Lenders' security in the future. Subsequent to the end of the quarter, the Lenders reached an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allows the borrower to repay the loan at a predetermined amount (at a premium to the Lenders' current principal balances) prior to August 8, 1996. There can be no assurance that such loan will be prepaid. As of the date of this report, no amounts currently due from the borrower of this loan are in arrears.


CALIBRE POINT APARTMENTS

     Calibre Point Associates entered into a purchase agreement in April 1996 with an independent third party to sell the property known as Calibre Pointe Apartments. In such event, Calibre Pointe Associates and the Partnership would recognize a net gain for financial reporting and Federal income tax purposes. The transaction is scheduled to close during 1996. However, there can be no assurance that this transaction will be consummated on these or any other terms.

     As a result of this proposed transaction, the property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying financial statements include approximately $150,000 and $105,000 of operations of such properties for the three months ended March 31, 1996 and 1995. The property had a carrying value of approximately $11,580,000 at March 31, 1996 and December 31, 1995.


     NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy of North Rivers Market Shopping Center in North Charleston, South Carolina was 85% at March 31, 1996. Phar Mor, a major tenant at the center filed for protection under Chapter 11 of the bankruptcy code. The Phar Mor store at the center has continued to operate since its bankruptcy filing and has been current on all rent payments due subsequent to filing. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease-up of the center and resulting in a decrease in cash flow from operations over the near term.

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical income statement information for the Riverpoint Center and Franklin Farm Village Centers for the three months ended March 31, 1996 and 1995. Such properties secure the participating first mortgage investments made by the Partnership.


SELECTED FINANCIAL INFORMATION

                                              1996         1995
                                           ----------   ----------

     Total revenues . . . . . . . . . .    $1,440,149    1,812,947
                                           ==========   ==========
     Net income (loss). . . . . . . . .    $  142,613      226,616
                                           ==========   ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is due primarily to the timing of interest payments and distributions related to the Partnership's investments. The cash balance includes approximately $274,000 of interest payments distributable to the other participating lender (Mortgage Partners III).

     The increase in deferred interest receivable at March 31, 1996 as compared to December 31, 1995 is due to the continuing deferral of additional interest earned under the terms of the mortgage loan receivable by the Franklin Farm Village Center.

     The increase in due to affiliates at March 31, 1996 as compared to December 31, 1995 and the increase in general and administrative expenses for the three months ended March 31, 1996 as compared to the same period in 1995 is attributable primarily to the recognition of additional prior year reimbursable costs to affiliates of the General Partners.

     Interest income increased for the three months ended March 31, 1996 as compared to the same period in 1995 due to additional interest paid in 1996 on the Franklin Farm Village Center note, relating to 1995 operations collected in April 1996 but not previously accrued, and as interest income is recognized as collected, a higher interest payment rate in effect in 1996 for Riverpoint.

     The increase in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to an increase in effective rents and occupancy at the Calibre Point Apartments.





PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                              OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                              1995                             1996
                                                                 -------------------------------  -------------------------------
                                                                    At      At       At      At      At       At      At      At
                                                                   3/31    6/30     9/30   12/31    3/31     6/30    9/30   12/31
                                                                   ----    ----     ----   -----    ----     ----   -----   -----
1.  Calibre Pointe Apartments
     Atlanta, Georgia . . . . . . . . . . . . . . . . . . .         98%     90%      98%     96%     99%

2.  North Rivers Market Shopping Center
      North Charleston, South Carolina. . . . . . . . . . .         80%     80%      80%     88%     85%




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    The following documents are filed as part of this report:

           3-A.   The Prospectus of the Partnership dated July 24, 1985,
as supplemented January 27, 1986, April 29, 1986, June 11, 1986, August 14, 1986, September 27, 1986, September 28, 1987 as filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference to Exhibit 3-A to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-16599) dated March 19, 1993.

           3-B.   Amended and Restated Agreement of Limited Partnership
set forth as Exhibit A to the Prospectus, which is hereby incorporated herein by reference to the Partnership's Registration Statement on Form S-11 (File No. 33-4036) dated September 18, 1986.

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


                JMB MORTGAGE PARTNERS, LTD. - IV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull,
                            Principal Accounting Officer
                      Date: May 10, 1996