Form 10-Q
period 1996-06-30
JMB MORTGAGE PARTNERS LTD IV
filed 1996-08-13
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996       Commission file #0-16599




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






                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .    12



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . . .    14


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    15





PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                               BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                                1996           1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $ 10,558,301      5,205,597
  Interest and other receivables. . . . . . . . . . . . . . . . . . . .          122,426        115,957
                                                                            ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . .       10,680,727      5,321,554
                                                                            ------------   ------------
Mortgage notes receivable . . . . . . . . . . . . . . . . . . . . . . .       22,069,970     22,069,970
Deferred interest receivable (net of allowance for loan
  loss of $436,021 in 1996 and 1995). . . . . . . . . . . . . . . . . .        1,218,156      1,039,161
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        3,907,640      8,199,483
Deferred costs in connection with mortgage investments. . . . . . . . .          204,745        219,914
                                                                            ------------   ------------
                                                                            $ 38,081,238     36,850,082
                                                                            ============   ============

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $    202,830        180,435
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .          260,233        256,935
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           15,202         14,971
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .          478,265        452,341
                                                                            ------------   ------------

Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        1,774,511      1,630,142
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,720,389)    (1,585,752)
                                                                            ------------   ------------
                                                                                  55,122         45,390
                                                                            ------------   ------------
  Limited partners (43,276.25 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       37,619,348     37,619,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       20,698,861     18,310,364
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (20,770,358)   (19,577,361)
                                                                            ------------   ------------
                                                                              37,547,851     36,352,351
                                                                            ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . . .       37,602,973     36,397,741
                                                                            ------------   ------------

                                                                            $ 38,081,238     36,850,082
                                                                            ============   ============







                               See accompanying notes to financial statements.




                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .  $   659,928       668,850     1,385,512     1,290,768
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage investment servicing fees. . . . . . .       14,023        13,870        27,741        27,588
  Professional services . . . . . . . . . . . . .       16,074        19,432        39,346        44,432
  Amortization of deferred expenses . . . . . . .        9,111         9,111        18,057        18,057
  General and administrative. . . . . . . . . . .       60,720        50,166       136,058        88,092
                                                   -----------    ----------   -----------    ----------
                                                        99,928        92,579       221,202       178,169
                                                   -----------    ----------   -----------    ----------
          Operating earnings (loss) . . . . . . .      560,000       576,271     1,164,310     1,112,599

Partnership's share of operations
  (loss) of unconsolidated ventures . . . . . . .      195,768       145,656       395,337       329,173
                                                   -----------    ----------   -----------    ----------

          Net operating earnings (loss) . . . . .      755,768       721,927     1,559,647     1,441,772

Gain on sale of property by
  unconsolidated venture. . . . . . . . . . . . .      973,219         --          973,219         --
                                                   -----------    ----------   -----------    ----------

          Net earnings (loss) . . . . . . . . . .  $ 1,728,987       721,927     2,532,866     1,441,772
                                                   ===========    ==========   ===========    ==========
          Net earnings (loss) per
           limited partnership
           interest:
            Net operating earnings
             (loss) . . . . . . . . . . . . . . .  $     14.54         15.18         32.93         30.43
            Gain on sale of interest
             in unconsolidated venture. . . . . .        22.26         --            22.26         --
                                                   -----------    ----------   -----------    ----------

                                                   $     36.80         15.18         55.19         30.43
                                                   ===========    ==========   ===========    ==========

          Cash distributions per
           limited partnership
           interest . . . . . . . . . . . . . . .  $     27.00         13.50         27.00         27.00
                                                   ===========    ==========   ===========    ==========



















                               See accompanying notes to financial statements.




                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,532,866       1,441,772
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        18,057          18,057
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .       806,087       1,764,389
    Gain on sale of property by unconsolidated venture. . . . . . . . . . .      (973,219)          --
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . .        (6,469)        (46,532)
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .      (178,995)       (167,975)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,395          36,408
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,298         (38,809)
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           230         (40,468)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     2,224,250       2,966,842
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (4,433,106)
  Distributions from unconsolidated ventures, including cash
    proceeds from sale of property. . . . . . . . . . . . . . . . . . . . .     4,458,976           --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (2,888)         (2,317)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     4,456,088      (4,435,423)
                                                                             ------------     -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (1,192,997)     (1,168,464)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (134,637)       (125,020)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .    (1,327,634)     (1,293,484)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .     5,352,704      (2,762,065)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     5,205,597       4,337,357
                                                                             ------------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $ 10,558,301       1,575,292
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========































                               See accompanying notes to financial statements.




                   JMB MORTGAGE PARTNERS, LTD. - IV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the three months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                           June 30,
                                    1996        1995         1996
                                  -------      ------      ---------
Property management
 and leasing fees . . . . . .     $ 9,230      17,667          --
Mortgage investment
  servicing fees. . . . . . .      27,740      27,588        13,832
Reimbursement (at cost) for
  out-of-pocket expenses
  and salaries and salary-
  related expenses. . . . . .      32,838      31,104        24,370
                                  -------      ------        ------
                                  $68,808      76,359        38,202
                                  =======      ======        ======

     The General Partners have deferred payment of approximately $442,000 of their distributions of prior net cash flow from the Partnership at June 30, 1996 in accordance with the subordination requirements of the Partnership Agreement. All amounts deferred or currently payable do not bear interest.

RIVERPOINT CENTER

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995 and subsequently filed for bankruptcy. The borrower is pursuing its legal remedies regarding the remaining amounts due. The borrowers leased the space to the Old Navy Clothing Co., for five years with rent commencing July 1996. The borrower had notified the lender that it was experiencing financial difficulties and had approached the Lenders regarding a loan modification. During July 1996, the Lenders and borrowers reached an agreement in principle to defer payment of a portion of the scheduled debt service payments from September 15, 1995 to July 15, 1996. In conjunction with the modification agreement in principle, the scheduled maturity date of the loan would be accelerated to December 31, 1997. Finally, the lenders have agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts (all at premiums to the current principal balance). However, there can be no assurance that such agreement will be finalized under these terms or any others. As of the date of this report, certain escrow and real estate tax payments are delinquent; however, the borrower is current in its full monthly debt service payments. The Partnership is recognizing interest income only as collected.

     Subsequent to the end of the quarter, the borrower notified the Lenders that a tenant which operates a dry cleaning plant at the site has leaked a chemical associated with the dry cleaning process that can cause environmental problems if not handled properly. The borrower is currently performing tests to assess the extent of the contamination. At this time it is not possible to reasonably estimate what the cost of any required remidiation. The Lenders do not currently expect that the value of the borrower's property has been materially impaired; however, there can be no assurance that the contamination will not have a material impact on the value of the Lender's security until more information becomes available.


FRANKLIN FARM VILLAGE CENTER

     A tenant, which has a ground lease with the borrower, informed the borrower and the appropriate state agencies that gasoline was discharged into the ground. The Lenders were then informed by the borrower. The Lenders have been informed that the tenant, which operates a gasoline station at the site, is cooperating fully with all government agencies in order to rectify this problem in a expeditious manner and that no nearby underground water supplies were affected nor does it appear likely that any will be affected in the future. The tenant (an affiliate of a national gasoline marketer) appears to have the financial resources to fully pay for the clean up at the property. At this time it is indeterminable what the cost of the clean up will be. The Lenders do not currently expect that the value of the borrower's property has been materially affected. However, there can be no assurances that the gasoline leak, as reported, will not have a material impact on the value of the Lenders' security in the future.

During July 1996, the Lenders executed an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allows the borrower to repay the loan at a predetermined amount (at a premium to the Lender's current principal balances) prior to October 8, 1996. There can be no assurance that such loan will be prepaid. As of the date of the report, no amounts currently due from the borrower of this loan are in arrears.

CALIBRE POINT APARTMENTS

     Calibre Pointe Associates entered into a purchase agreement in April 1996 with an independent third party to sell the property. The sale price of the apartments was $14,450,000, paid in cash at closing on May 30, 1996.

Calibre Pointe Associates will recognize a gain of approximately $2,578,000 for financial reporting purposes in 1996, of which approximately $973,000 will be allocable to the Partnership. Calibre Pointe Associates expects to recognize a gain of approximately $2,200,000 for Federal income tax purposes in 1996 of which approximately $830,000 will be allocable to the Partnership.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying financial statements include approximately $228,000 and $188,000 of operations of such property for the six months ended June 30, 1996 and 1995 (reflected as a component of the Partnership's share of operations (loss) of unconsolidated ventures). The property had a net carrying value of approximately $11,580,000 at June 30, 1996.


     NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy of North Rivers Market Shopping Center in North Charleston, South Carolina was 83% at June 30, 1996. Phar Mor, a major tenant at the center filed for protection under Chapter 11 of the bankruptcy code. The Phar Mor store at the center has continued to operate since its bankruptcy filing and has been current on all rent payments due subsequent to filing. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease-up of the center and resulting in a decrease in cash flow from operations over the near term.


SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical income statement information for the Riverpoint Center and Franklin Farm Village Centers for the six months ended June 30, 1996 and 1995. Such properties secure the participating first mortgage investments made by the Partnership.

                                              1996         1995
                                           ----------   ----------

     Total revenues . . . . . . . . . .    $2,895,497    3,227,369
                                           ==========   ==========
     Net income (loss). . . . . . . . .    $  155,474      121,572
                                           ==========   ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 2,020 Interests in the Partnership at $425 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 398 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer(s) and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

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

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 is due primarily to the temporary investment of approximately $5,351,000 representing the Partnership's share of the sales proceeds received from Calibre Pointe Apartments in May 1996.

     Deferred interest receivable increased at June 30, 1996 as compared to December 31, 1995 as a result of the continuing deferral of additional interest earned under the terms of the mortgage loan receivable by the Franklin Farm Village Center.

     Investment in unconsolidated ventures, at equity decreased at June 30, 1996 as compared to December 31, 1995 due to the May 30, 1996 sale of the Partnership's interest in Calibre Pointe Apartments.

     Interest income increased for the six months ended June 30, 1996 as compared to the same period in 1995 due primarily to additional interest paid in 1996 on the Franklin Farm Village Center note, relating to 1995 operations not previously accrued, (as interest income is recognized as collected), and due to a higher interest payment rate in effect for Riverpoint in 1996.

     The increases in general and administrative expenses for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 are attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

     The increase in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1996 as compared to the same period in 1995 is primarily due to an increase in effective rents and occupancy at the Calibre Point Apartments.

     The Partnership's share of gain on sale of investment property from unconsolidated venture of $973,219 in 1996 is due to the gain incurred on the sale of the Calibre Pointe Apartments.




PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                              OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                              1995                             1996
                                                                 -------------------------------  -------------------------------
                                                                    At      At       At      At      At       At      At      At
                                                                   3/31    6/30     9/30   12/31    3/31     6/30    9/30   12/31
                                                                   ----    ----     ----   -----    ----     ----   -----   -----
1.  Calibre Pointe Apartments
     Atlanta, Georgia . . . . . . . . . . . . . . . . . . .         98%     90%      98%     96%     99%      N/A

2.  North Rivers Market Shopping Center
      North Charleston, South Carolina. . . . . . . . . . .         80%     80%      80%     88%     85%      83%


     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.





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

           3-C.   Acknowledgement of rights and duties of the General
Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is filed herewith.

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


                JMB MORTGAGE PARTNERS, LTD. - IV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull,
                            Principal Accounting Officer
                      Date: August 9, 1996