Form 10-Q/A
period 1996-06-30
JMB MORTGAGE PARTNERS LTD IV
filed 1996-08-26
CIK 790550

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                  FORM 10Q/A

                                AMENDMENT NO. 1


               Filed pursuant to Section 12, 13, or 15(d) of the
                        Securities Exchange Act of 1934



               JMB MORTGAGE PARTNERS, LTD. - IV
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



                                            IRS Employer Identification

Commission File No. 0-16599                         No. 36-3426138






     The undersigned registrant hereby amends the following sections of its Report for the quarter ended June 30, 1996 on Form 10-Q as set forth in the pages attached hereto:


      ITEM 1.     FINANCIAL STATEMENTS

                         Pages 3 to 11



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        JMB MORTGAGE PARTNERS, LTD. - IV

                        By:    JMB Realty Corporation
                               (Corporate General Partner)



                               By:  GAILEN J. HULL
                                    Gailen J. Hull, Senior Vice President
                                    and Principal Accounting Officer




Dated:  August 26, 1996






PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               JMB MORTGAGE PARTNERS, LTD. - IV
                                    (A LIMITED PARTNERSHIP)
                                        BALANCE SHEETS

                              JUNE 30, 1996 AND DECEMBER 31, 1995

                                          (UNAUDITED)


                                            ASSETS
                                            ------
                                                                   JUNE 30,    DECEMBER 31,
                                                                     1996         1995
                                                                -------------  -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .   $ 10,558,301    5,205,597
  Interest and other receivables . . . . . . . . . . . . . . .        122,426      115,957
                                                                 ------------ ------------
          Total current assets . . . . . . . . . . . . . . . .     10,680,727    5,321,554
                                                                 ------------ ------------
Mortgage notes receivable. . . . . . . . . . . . . . . . . . .     22,069,970   22,069,970
Deferred interest receivable (net of allowance for loan
  loss of $436,021 in 1996 and 1995) . . . . . . . . . . . . .      1,218,156    1,039,161
Investment in unconsolidated ventures, at equity . . . . . . .      3,907,640    8,199,483
Deferred costs in connection with mortgage investments . . . .        204,745      219,914
                                                                 ------------ ------------
                                                                 $ 38,081,238   36,850,082
                                                                 ============ ============

















                               JMB MORTGAGE PARTNERS, LTD. - IV
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                   JUNE 30,    DECEMBER 31,
                                                                    1996          1995
                                                                -------------  -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .   $    202,830      180,435
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . .        260,233      256,935
  Other liabilities. . . . . . . . . . . . . . . . . . . . . .         15,202       14,971
                                                                 ------------ ------------
          Total current liabilities. . . . . . . . . . . . . .        478,265      452,341
                                                                 ------------ ------------

Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . .          1,000        1,000
    Cumulative net earnings (losses) . . . . . . . . . . . . .      1,774,511    1,630,142
    Cumulative cash distributions. . . . . . . . . . . . . . .     (1,720,389)  (1,585,752)
                                                                 ------------ ------------
                                                                       55,122       45,390
                                                                 ------------ ------------
  Limited partners (43,276.25 interests):
    Capital contributions, net of offering costs . . . . . . .     37,619,348   37,619,348
    Cumulative net earnings (losses) . . . . . . . . . . . . .     20,698,861   18,310,364
    Cumulative cash distributions. . . . . . . . . . . . . . .    (20,770,358) (19,577,361)
                                                                 ------------ ------------
                                                                   37,547,851   36,352,351
                                                                 ------------ ------------
          Total partners' capital accounts . . . . . . . . . .     37,602,973   36,397,741
                                                                 ------------ ------------

                                                                 $ 38,081,238   36,850,082
                                                                 ============ ============







                        See accompanying notes to financial statements.
                                               4


                               JMB MORTGAGE PARTNERS, LTD. - IV
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ---------- -----------   ----------
Income:
  Interest income. . . . . . . . . . . . . $   659,928      668,850   1,385,512    1,290,768
                                           -----------   ---------- -----------   ----------
Expenses:
  Mortgage investment servicing fees . . .      14,023       13,870      27,741       27,588
  Professional services. . . . . . . . . .      16,074       19,432      39,346       44,432
  Amortization of deferred expenses. . . .       9,111        9,111      18,057       18,057
  General and administrative . . . . . . .      60,720       50,166     136,058       88,092
                                           -----------   ---------- -----------   ----------
                                                99,928       92,579     221,202      178,169
                                           -----------   ---------- -----------   ----------
          Operating earnings (loss). . . .     560,000      576,271   1,164,310    1,112,599

Partnership's share of operations
  (loss) of unconsolidated ventures. . . .     195,768      145,656     395,337      329,173
                                           -----------   ---------- -----------   ----------

          Net operating earnings (loss). .     755,768      721,927   1,559,647    1,441,772

Gain on sale of property by
  unconsolidated venture . . . . . . . . .     973,219        --        973,219        --
                                           -----------   ---------- -----------   ----------

          Net earnings (loss). . . . . . . $ 1,728,987      721,927   2,532,866    1,441,772
                                           ===========   ========== ===========   ==========









                               JMB MORTGAGE PARTNERS, LTD. - IV
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF OPERATIONS - CONTINUED




                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                         ----------------------------------------------------
                                               1996         1995        1996         1995
                                           -----------   ---------- -----------   ----------
          Net earnings (loss) per
           limited partnership
           interest:
            Net operating earnings
             (loss). . . . . . . . . . . . $     14.54        15.18       32.93        30.43
            Gain on sale of property
             by unconsolidated venture . .       22.26        --          22.26        --
                                           -----------   ---------- -----------   ----------

                                           $     36.80        15.18       55.19        30.43
                                           ===========   ========== ===========   ==========

          Cash distributions per
           limited partnership
           interest. . . . . . . . . . . . $     27.00        13.50       27.00        27.00
                                           ===========   ========== ===========   ==========



















                        See accompanying notes to financial statements.
                                               6


                               JMB MORTGAGE PARTNERS, LTD. - IV
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF CASH FLOWS

                            SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                          (UNAUDITED)
                                                                      1996           1995
                                                                  ------------   -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . .$  2,532,866     1,441,772
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses. . . . . . . . . . . . . . .      18,057        18,057
    Partnership's share of operations of unconsolidated ventures,
      net of distributions . . . . . . . . . . . . . . . . . . . .     806,087     1,764,389
    Gain on sale of property by unconsolidated venture . . . . . .    (973,219)        --
Changes in:
  Interest and other receivables . . . . . . . . . . . . . . . . .      (6,469)      (46,532)
  Deferred interest receivable . . . . . . . . . . . . . . . . . .    (178,995)     (167,975)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .      22,395        36,408
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . .       3,298       (38,809)
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . .         230       (40,468)
                                                                  ------------   -----------
          Net cash provided by (used in) operating activities. . .   2,224,250     2,966,842
                                                                  ------------   -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments .       --       (4,433,106)
  Distributions from unconsolidated ventures, including cash
    proceeds from sale of property . . . . . . . . . . . . . . . .   4,458,976         --
  Payment of deferred expenses . . . . . . . . . . . . . . . . . .      (2,888)       (2,317)
                                                                  ------------   -----------
          Net cash provided by (used in) investing activities. . .   4,456,088    (4,435,423)
                                                                  ------------   -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . . . . . .  (1,192,997)   (1,168,464)
  Distributions to general partners. . . . . . . . . . . . . . . .    (134,637)     (125,020)
                                                                  ------------   -----------
          Net cash provided by (used in) financing activities. . .  (1,327,634)   (1,293,484)
                                                                  ------------   -----------
          Net increase (decrease) in cash and cash equivalents . .   5,352,704    (2,762,065)
          Cash and cash equivalents, beginning of year . . . . . .   5,205,597     4,337,357
                                                                  ------------   -----------
          Cash and cash equivalents, end of period . . . . . . . .$ 10,558,301     1,575,292
                                                                  ============   ===========



                               JMB MORTGAGE PARTNERS, LTD. - IV
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS - CONTINUED




                                                                      1996           1995
                                                                  ------------   -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . .$      --            --
                                                                  ============   ===========

  Non-cash investing and financing activities. . . . . . . . . . .$      --            --
                                                                  ============   ===========































                        See accompanying notes to financial statements.
                                               8


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

                                                   Unpaid at
                                                   June 30,
                               1996      1995        1996
                             -------    ------     ---------
Property management
 and leasing fees. . . . .   $ 9,230    17,667         --
Mortgage investment
  servicing fees . . . . .    27,740    27,588       13,832
Reimbursement (at cost) for
  out-of-pocket expenses
  and salaries and salary-
  related expenses . . . .    32,838    31,104       24,370
                             -------    ------       ------
                             $68,808    76,359       38,202
                             =======    ======       ======

     The General Partners have deferred payment of approximately $442,000 of their distributions of prior net cash flow from the Partnership at June 30, 1996 in accordance with the subordination requirements of the Partnership Agreement. All amounts deferred or currently payable do not bear interest.

RIVERPOINT CENTER

     The Silo Electronic store (12,100 sq. ft.) at Riverpoint Center vacated its space in the third quarter 1995 and subsequently filed for bankruptcy. The borrower is pursuing its legal remedies regarding the remaining amounts due. The borrowers leased the space to the Old Navy Clothing Co., for five years with rent commencing July 1996. The borrower had notified the Lenders that it was experiencing financial difficulties and had approached the Lenders regarding a loan modification. During July 1996, the Lenders and borrowers reached an agreement in principle to defer payment of a portion of the scheduled debt service payments from September 15, 1995 to July 15, 1996. In conjunction with the modification agreement in principle, the scheduled maturity date of the loan would be accelerated to December 31, 1997. Finally, the Lenders have agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. Repayment of the loan per such agreement would yield the Lenders, when paid, an amount less than what would otherwise be due per the original terms of the mortgage loan. However, there can be no assurance that such agreement will be finalized under these terms or any others. As of the date of this report, certain escrow and real estate tax payments are delinquent; however, the borrower is current in its full monthly debt service payments. The Partnership is recognizing interest income only as collected.

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

During July 1996, the Lenders executed an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allows the borrower to repay the loan at a predetermined amount prior to October 8, 1996. If the loan is repaid pursuant to such agreement, the Lenders will receive an amount less then what would otherwise be due under the terms of the original mortgage loan. There can be no assurance that such loan will be prepaid. However, effective July 1996, the Partnership is recognizing income only as collected. As of the date of the report, no amounts currently due from the borrower of this loan are in arrears.

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

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying financial statements include approximately $228,000 and $188,000 of operations of such property for the six months ended June 30, 1996 and 1995 (reflected as a component of the Partnership's share of operations (loss) of unconsolidated ventures). The property had a net carrying value of approximately $11,580,000 at December 31, 1995.


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

                                        1996       1995
                                     ---------- ----------

     Total revenues. . . . . . . .   $2,895,497  3,227,369
                                     ========== ==========
     Net income (loss) . . . . . .   $  155,474    121,572
                                     ========== ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.

