Form 10-Q
period 1996-09-30
JMB MORTGAGE PARTNERS LTD IV
filed 1996-11-08
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1996                        Commission file #0-16599




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

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                1996           1995
                                                                           -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  6,194,084      5,205,597
  Interest and other receivables. . . . . . . . . . . . . . . . . . . .           41,975        115,957
                                                                            ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . .        6,236,059      5,321,554
                                                                            ------------   ------------
Mortgage notes receivable (net of allowance for
  loan loss of $106,000 in 1996). . . . . . . . . . . . . . . . . . . .       21,963,971     22,069,970
Deferred interest receivable (net of allowance for loan
  loss of $436,021 in 1996 and 1995). . . . . . . . . . . . . . . . . .        1,184,954      1,039,161
Investment in unconsolidated ventures, at equity. . . . . . . . . . . .        3,727,338      8,199,483
Deferred costs in connection with mortgage investments. . . . . . . . .          192,829        219,914
                                                                            ------------   ------------
                                                                            $ 33,305,151     36,850,082
                                                                            ============   ============

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $    198,056        180,435
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .          353,680        256,935
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .           15,343         14,971
                                                                            ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .          567,079        452,341
                                                                            ------------   ------------

Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .        1,773,536      1,630,142
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (1,720,389)    (1,585,752)
                                                                            ------------   ------------
                                                                                  54,147         45,390
                                                                            ------------   ------------
  Limited partners (43,276.25 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       37,619,348     37,619,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . .       21,028,085     18,310,364
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (25,963,508)   (19,577,361)
                                                                            ------------   ------------
                                                                              32,683,925     36,352,351
                                                                            ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . . .       32,738,072     36,397,741
                                                                            ------------   ------------

                                                                            $ 33,305,151     36,850,082
                                                                            ============   ============







                               See accompanying notes to financial statements.




                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . . .  $   437,888       658,833     1,823,400     1,949,601
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage investment servicing fees. . . . . . .       12,995        14,023        40,736        41,611
  Professional services . . . . . . . . . . . . .       15,032         --           54,378        44,432
  Amortization of deferred expenses . . . . . . .        9,028         9,028        27,085        27,085
  General and administrative. . . . . . . . . . .       46,775        67,354       182,833       155,446
  Provision for loan loss . . . . . . . . . . . .      106,000         --          106,000         --
                                                   -----------    ----------   -----------    ----------
                                                       189,830        90,405       411,032       268,574
                                                   -----------    ----------   -----------    ----------
          Operating earnings (loss) . . . . . . .      248,058       568,428     1,412,368     1,681,027

Partnership's share of operations
  (loss) of unconsolidated ventures . . . . . . .       71,768      (632,428)      467,105      (303,255)
                                                   -----------    ----------   -----------    ----------

          Net operating earnings (loss) . . . . .      319,826       (64,000)    1,879,473     1,377,772

Gain on sale of property by
  unconsolidated venture. . . . . . . . . . . . .        --            --          981,643         --
                                                   -----------    ----------   -----------    ----------

          Net earnings (loss) . . . . . . . . . .  $   319,826       (64,000)    2,861,116     1,377,772
                                                   ===========    ==========   ===========    ==========

          Net earnings (loss) per
           limited partnership
           interest:
            Net operating earnings
             (loss) . . . . . . . . . . . . . . .  $      7.39         (2.98)        40.34         27.45
            Gain on sale of property
             by unconsolidated venture. . . . . .        --            --            22.46         --
                                                   -----------    ----------   -----------    ----------

                                                   $      7.39         (2.98)        62.80         27.45
                                                   ===========    ==========   ===========    ==========

          Cash distributions per
           limited partnership
           interest . . . . . . . . . . . . . . .  $    120.00         13.50        147.57         40.50
                                                   ===========    ==========   ===========    ==========



















                               See accompanying notes to financial statements.




                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)
                                                                                 1996             1995
                                                                             ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  2,861,116       1,377,772
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        27,085          27,085
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .       994,810       1,547,482
    Gain on sale of property by unconsolidated venture. . . . . . . . . . .      (981,643)          --
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .       106,000           --
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . .        73,982          65,511
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .      (145,793)       (247,044)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17,621          (5,909)
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . .        96,745         173,814
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .           372         (37,106)
                                                                             ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     3,050,295       2,901,605
                                                                             ------------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --           (634,465)
  Distributions from unconsolidated ventures, including cash
    proceeds from sale of property. . . . . . . . . . . . . . . . . . . . .     4,458,976         849,335
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .         --             (2,317)
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .     4,458,976         212,553
                                                                             ------------     -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (6,386,147)     (1,752,696)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (134,637)       (189,935)
                                                                             ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . .    (6,520,784)     (1,942,631)
                                                                             ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .       988,487       1,171,527
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     5,205,597       4,337,357
                                                                             ------------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $  6,194,084       5,508,884
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
                                                                             ============     ===========































                               See accompanying notes to financial statements.




                   JMB MORTGAGE PARTNERS, LTD. - IV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                    1996        1995         1996
                                  -------      ------    -------------
Property management
 and leasing fees . . . . . .    $ 27,359      24,690          --
Mortgage investment
  servicing fees. . . . . . .      40,736      41,611          --
Reimbursement (at cost) for
  out-of-pocket expenses
  and salaries and salary-
  related expenses. . . . . .      49,556      89,843        40,736
                                 --------     -------        ------
                                 $117,651     156,144        40,736
                                 ========     =======        ======

     The General Partners have deferred payment of approximately $442,000 of their distributions of prior net cash flow from the Partnership at September 30, 1996 in accordance with the subordination requirements of the Partnership Agreement. All amounts deferred or currently payable do not bear interest.


RIVERPOINT CENTER

     The Silo Electronic store (12,100 sq. ft.) vacated its space in the third quarter 1995 and subsequently filed for bankruptcy. The borrower is pursuing its legal remedies regarding the remaining amounts due. The borrowers leased the space to the Old Navy Clothing Co. for five years and rent commenced in July 1996. The borrower had notified the Lenders that it was experiencing financial difficulties and had approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and borrowers finalized a loan modification whereby they reached an agreement to defer payment of a portion of the scheduled debt service payments from September 15, 1995 to July 15, 1996. In conjunction with the modification agreement, the scheduled maturity date of the loan has been accelerated to December 31, 1997. Finally, the lenders have agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. Since 1992, the Partnership has been recognizing interest income only as collected. However, as repayment of the loan per such agreement would yield the Lenders, when paid, an amount less than the current carrying amount of the loan, the Partnership, as a matter of prudent accounting practice, has recognized as of July 1, 1996 an additional provision for loan loss of $106,000. However, there can be no assurance that the loan will be repaid prior to its revised maturity date of December 1997 pursuant to such agreement.

     During the third quarter, the borrower notified the Lenders that a tenant which operates a dry cleaning plant at the site has leaked a chemical associated with the dry cleaning process that can cause environmental problems if not handled properly. The Lenders have been advised that the tenant and borrower are currently remediating the problem.

The Lenders do not currently expect that the value of the borrower's property has been materially impaired.


FRANKLIN FARM VILLAGE CENTER

     During July 1996, the Lenders executed an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allowed the borrower to repay the loan at a predetermined amount prior to November 8, 1996. Pursuant to such agreement, the Lenders received $16,275,000 on October 30, 1996 as payment in full of all principal and accrued interest due on the original mortgage loan. Accordingly, the Partnership has recognized for the nine months ended September 30, 1996 basic and simple accrued interest of approximately $752,000 based upon the amounts subsequently received in satisfaction of the loan rather than what would otherwise have been due under the original loan terms. Although such repayment is not expected to result in a gain or loss for financial reporting purposes, the Partnership expects to report a loss on repayment of approximately $136,000 for Federal income tax reporting purposes in 1996.


CALIBRE POINT APARTMENTS

     Calibre Pointe Associates sold the property on May 30, 1996 for $14,450,000, paid in cash at closing. Calibre Pointe Associates has recognized a gain of $2,601,265 for financial reporting purposes and expects to recognize a gain of approximately $2,200,000 for Federal income tax purposes in 1996. The Partnership has recognized a gain of $981,643 for financial reporting purposes and expects to recognize a gain of approximately $830,000 for Federal income tax purposes in 1996.

     The property was classified as held for sale or disposition as of January 1, 1996 and therefore has not been subject to continued depreciation. The accompanying financial statements include approximately $231,000 and $274,000 of operations of such property for the nine months ended September 30, 1996 and 1995 (reflected as a component of the Partnership's share of operations (loss) of unconsolidated ventures). The property had a net carrying value of approximately $11,580,000 at December 31, 1995.

NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy was 83% at September 30, 1996. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease-up of the center and resulting in a decrease in cash flow from operations over the near-term.


SELECTED FINANCIAL INFORMATION

     Pursuant to the requirements of the Securities and Exchange Commission, the following is a summary of historical income statement information for the Riverpoint Center and Franklin Farm Village Centers for the nine months ended September 30, 1996 and 1995. Such properties secure the participating first mortgage investments made by the Partnership.

                                              1996         1995
                                           ----------   ----------

     Total revenues . . . . . . . . . .    $4,637,216    4,546,665
                                           ==========   ==========
     Net income (loss). . . . . . . . .    $ (232,466)    (258,359)
                                           ==========   ==========


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.





PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 2,020 Interests in the Partnership at $425 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 398 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     After reviewing the properties and competitive market places in the portfolio, the General Partners of the Partnership expect to be able to liquidate the remaining assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The decrease in interest and other receivables at September 30, 1996 as compared to December 31, 1995 is primarily due to the timing of collection of interest on the mortgage loan secured by the Franklin Farm Village Center.

     Deferred interest receivable increased at September 30, 1996 as compared to December 31, 1995 as a result of the deferral in 1996 of certain additional interest earned under the terms of the mortgage loan receivable secured by the Franklin Farm Village Center.

     Investment in unconsolidated ventures, at equity decreased at September 30, 1996 as compared to December 31, 1995 due to the May 30, 1996 sale of the Partnership's interest in Calibre Pointe Apartments.

     The increase in amounts due to affiliates at September 30, 1996 as compared to December 31, 1995 is primarily due to the Partnership's payable of approximately $312,000 to the other participating lender (Mortgage Partners, Ltd. - III) representing interest collected by the Partnership but earned by the participating lender on the loan secured by Franklin Farm Village Center. Such amount was subsequently remitted to the participating lender.

     The decreases in interest income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are due to the Partnership recognizing interest income only as collected on the River Point and Franklin Farm Village Center mortgage loans.

     The increases in professional services for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are primarily due to expenses incurred in connection with tender offer matters discussed above.

     The increases in general and administrative expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 are attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

     The increases in Partnership's share of operations (loss) of unconsolidated ventures for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 are primarily due to the provision for value impairment recorded at September 30, 1995 at North Rivers Market (of which the Partnership's share is $770,000).

     The gain on sale of property by unconsolidated venture of $981,643 is due to the May 1996 sale of the Calibre Pointe Apartments.








PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                              OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties.

                                                                              1995                             1996
                                                                 -------------------------------  -------------------------------
                                                                    At      At       At      At      At       At      At      At
                                                                   3/31    6/30     9/30   12/31    3/31     6/30    9/30   12/31
                                                                   ----    ----     ----   -----    ----     ----   -----   -----
1.  Calibre Pointe Apartments
     Atlanta, Georgia . . . . . . . . . . . . . . . . . . .         98%     90%      98%     96%     99%      N/A     N/A

2.  North Rivers Market Shopping Center
      North Charleston, South Carolina. . . . . . . . . . .         80%     80%      80%     88%     85%      83%     83%


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

           3-C.   Acknowledgement of rights and duties of the General
Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is hereby incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 0-16599) dated August 9, 1996.

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

           27.    Financial Data Schedule

    (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.






                              SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                JMB MORTGAGE PARTNERS, LTD. - IV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Senior Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull,
                            Principal Accounting Officer
                      Date: November 8, 1996