Form 10-K
period 1996-12-31
JMB MORTGAGE PARTNERS LTD IV
filed 1997-03-27
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1996   Commission file number 0-16599



               JMB MORTGAGE PARTNERS, LTD. - IV
     -----------------------------------------------------
    (Exact name of registrant as specified in its charter)


        Illinois                   36-342613
(State of organization)(I.R.S. Employer Identification No.)


900 North Michigan Avenue, Chicago, Illinois60611
(Address of principal executive offices)(Zip code)


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







                       TABLE OF CONTENTS



                                                  Page
                                                  ----
PART I

Item 1.    Business. . . . . . . . . . . . . . . .   1

Item 2.    Properties. . . . . . . . . . . . . . .   3

Item 3.    Legal Proceedings . . . . . . . . . . .   5

Item 4.    Submission of Matters to a
           Vote of Security Holders. . . . . . . .   5


PART II

Item 5.    Market for the Partnership's
           Limited Partnership Interests and
           Related Security Holder Matters . . . .   5

Item 6.    Selected Financial Data . . . . . . . .   6

Item 7.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .   8

Item 8.    Financial Statements and
           Supplementary Data. . . . . . . . . . .  11

Item 9.    Changes in and Disagreements
           with Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  28


PART III

Item 10.   Directors and Executive Officers
           of the Partnership. . . . . . . . . . .  28

Item 11.   Executive Compensation. . . . . . . . .  31

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  32

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  33


PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K. . .  33


SIGNATURES . . . . . . . . . . . . . . . . . . . .  35











                               i




                            PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Mortgage Partners, Ltd. - IV (the "Partnership"), is a limited partnership formed in 1986 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to make first mortgage loans and senior land purchase-leasebacks/leasehold mortgage loans and, to a lesser extent, wrap-around and junior mortgage loans and land purchase-leaseback arrangements on a subordinated basis. On September 18, 1986, the Partnership commenced an offering of $75,000,000 (subject to increase by up to $75,000,000) in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-4036). A total of 43,271.25 Interests were sold to the public at $1,000 per Interest before certain discounts for volume purchases (fractional interests are due to Distribution Reinvestment Program). The offering terminated on December 31, 1987; no Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's mortgage investments according to the number of Interests held.

     The Partnership is engaged solely in the business of investing in real estate, such as residential garden apartment complexes and smaller commercial properties through participating first mortgage loans and certain other mortgage investments. The Partnership's mortgage investments are located throughout the nation, and it has no mortgage investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2036. The Partnership is self-liquidating in nature. At disposition of a particular mortgage investment or property through sale, repayment or maturity of such investment, the net proceeds, if any, are generally distributed or reinvested in existing mortgage investments or properties held rather than invested in acquiring additional mortgage investments. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs no later than December 31, 1999 barring unforseen economic developments.

     The Partnership has made mortgage investments in the properties listed below.





                                                          SALE OR
                                                        PAYOFF DATE
                                                      OR IF OWNED OR
                                                         UNPAID AT
                                                     DECEMBER 31, 1996
                                                         ORIGINAL
                                         DATE OF     INVESTED CAPITAL
      PROPERTY            SIZE         INVESTMENT     PERCENTAGE (a)   TYPE OF INVESTMENT
---------------------- ----------    ---------------  ---------------  ---------------------
1. Calibre Pointe
    Apartments
    Atlanta, Georgia    214 units    September, 1987      5/30/96      fee ownership of land and
                                                                       improvements (through joint
                                                                       venture partnership) (b)

2. North Rivers Market
    shopping center
    North Charleston,
    South Carolina .     204,779     December, 1987         18%        fee ownership of land and
                         sq.ft.                                        improvements (through joint
                                                                       venture partnership) (c)
3. Riverpoint Center
    shopping center
    Chicago, Illinois    196,080      August, 1987       12/24/96      participating first
                         sq.ft.                                        mortgage loan (d)

4. Franklin Farm
    Village Center
    shopping center
    Fairfax County,
    Virginia . . . .     104,000     December, 1991      10/30/96      participating first
                         sq.ft.                                        mortgage loan (d)

---------------

    (a)  The computation of this percentage for the investment held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering.

    (b)  Reference is made to the Notes for a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to this property in December 1991 and for a description of the subsequent sale in May 1996.

    (c)  Reference is made to the Notes for a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to this property in May 1993.

    (d)  Reference is made to the Notes filed with this annual report for a description of the events resulting in the payoff of the mortgage loan.




     The Partnership's agreements for these mortgage investments were made in fiscal 1991, 1989, 1988 and 1987. The Partnership's participating first mortgage loan on the Calibre Pointe Apartments in Atlanta, Georgia is described in the Notes including the events resulting in the Partnership obtaining legal title to the property in December 1991 and subsequent sale in May 1996. The Partnership's participating first mortgage loan on the North Rivers Market Shopping Center in North Charleston, South Carolina is described in the Notes including the subsequent acquisition of the property in May 1993. The Partnership's fundings of a participating first mortgage loan secured by the Riverpoint Center shopping center, located in Chicago, Illinois and subsequent payoff in December 1996 is described in the Notes. The Partnership's fundings of a participating first mortgage loan secured by the Franklin Farm Village Center, located in Fairfax County, Virginia and subsequent payoff in October 1996 is described in the Notes.

     The property securing the Partnership's investment is subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the property securing the Partnership's investment is in competition for new tenants. Reference is made to Item 7 below for discussion of competitive conditions and future plans of the property securing the Partnership's investment. Approximate occupancy levels for certain of the properties are set forth in the table in Item 2 below to which reference is made. The Partnership maintains the suitability and competitiveness of its owned property in its market primarily on the basis of effective rents, tenant allowances and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, the investment property held through a joint venture as of December 31, 1996 is adequately insured.

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


ITEM 2.  PROPERTIES

     The Partnership has or had made mortgage investments in the four properties referred to under Item 1 above, to which reference is hereby made for a description of said investments.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:





                                                   1995                    1996
                                         --------------------------------------------------
                                              At    At    At   At    At    At    At    At
                           Principal Business3/31  6/30  9/3012/31  3/31  6/30  9/30 12/31
                           ----------------------  ----  ---------  ----  ---- ----- -----
1. Calibre Point Apartments
    Atlanta, Georgia . .   Residential        98%   90%   98%  96%   99%   N/A   N/A   N/A

2. North Rivers Market
    Shopping Center
    North Charleston,
    South Carolina . . .   Retail             80%   80%   80%  88%   85%   83%   83%   81%


--------------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.






ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1995 and 1996.




                            PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 7,136 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interest. The price to be paid for the Interests as well as any other economic aspects of the transaction will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.






ITEM 6.  SELECTED FINANCIAL DATA

                               JMB MORTGAGE PARTNERS, LTD. - IV
                                    (A LIMITED PARTNERSHIP)

                   YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                          1996         1995         1994        1993         1992
                      ------------  ----------  ----------- -----------   ----------
Total revenues . . . .$  2,468,952   2,626,166    2,400,118   2,383,337    2,569,327
                      ============  ==========   ==========  ==========   ==========
Partnership's share of
  operations (loss) of
  unconsolidated
  ventures . . . . . .$    556,008    (144,192)     663,684     548,981      338,799
                      ============  ==========   ==========  ==========   ==========
Gain on sale of
 property by uncon-
 solidated venture . .$    980,379      --            --          --           --
                      ============  ==========   ==========  ==========   ==========
Net earnings
 (loss). . . . . . . .$  3,358,771   1,923,264    2,832,873   2,650,035      985,644
                      ============  ==========   ==========  ==========   ==========
Net operating
 earnings (loss)
 per Interest (b). . .$      48.85       37.05        59.89       56.79        18.61
Gain on sale of
 property by
 unconsolidated
 venture . . . . . . .       22.42       --           --          --           --
                      ------------  ----------   ----------  ----------   ----------
Net earnings . . . . .$      71.27       37.05        59.89       56.79        18.61
                      ============  ==========   ==========  ==========   ==========
Total assets . . . . .$ 32,261,029  36,850,082   38,080,726  37,784,769   36,949,480
                      ============  ==========   ==========  ==========   ==========
Cash distributions
 per Interest (c). . .$     174.57       67.50        50.21       40.00        40.00
                      ============  ==========   ==========  ==========   ==========




-------------
    (a)  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

    (b)  The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (43,276.25).

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





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of interests as described in Item 1, the Partnership had approximately $37,600,000 (after deducting selling expenses and other offering costs) with which to make mortgage investments and to satisfy working capital requirements. A portion of the proceeds was utilized to make the mortgage loans described in Item 1 above.

     At December 31, 1996, the Partnership had cash and cash equivalents of approximately $28,106,000. Such funds will be utilized for future distributions to partners, capital expenditures at North Rivers Market and working capital reserves. In February 1997, approximately $23,153,000 was distributed to the Limited Partners representing a portion of the proceeds of the repayment of Franklin Farm and Riverpoint mortgage loans as discussed below. The General Partners have deferred the receipt of their subordinated portion of sales and repayment proceeds due to the limitations upon such distributions as discussed in the Notes. The capital expenditures for its unconsolidated venture, North Rivers Market, is currently budgeted to be approximately $199,000 in 1997. The Partnership's share of such items is currently budgeted to be approximately $66,685. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. An additional source of short-term and long-term liquidity and distributions to the Limited Partners is expected to be from the sale of the North Rivers Market Shopping Center.

     During 1996, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to less than 5% of the Interests in the Partnership at $425 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 842.0478 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. The Partnership has recently received a request from another unaffiliated third party for the list of Holders of Interests. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.


FRANKLIN FARM VILLAGE CENTER

     During July 1996, the Lenders executed an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allowed the borrower to repay the loan at a predetermined amount prior to November 8, 1996. Pursuant to such agreement, the Lenders received $16,275,000 on October 30, 1996 (of which the Partnership's share was $10,784,629) as payment in full of all principal and interest due on the mortgage loan. Reference is made to the Notes for a further description of such events.






NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy was 81% at December 31, 1996. The manager is aggressively attempting to lease the vacant space in the center. However, the competitiveness of the market given the Naval facility closings in the nearby area is expected to make it difficult to lease space in the center, thereby extending the period of time it will take to complete the lease-up of the center and result in a decrease in cash flow from operations over the near-term.

     The Partnership has committed to a plan to sell the property in the near term and has classified this property as held for sale as of December 31, 1996. As of the date of this report, no potential purchasers for this property have been identified. Therefore, there can be no assurance that a sale transaction or acceptable terms can be arranged during 1997.


RIVERPOINT CENTER

     The borrower had notified the Lenders that it was experiencing financial difficulties and approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and borrowers finalized a loan modification. In conjunction with the modification agreement, the Lenders agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. As repayment of the loan per such agreement yielded the Lenders an amount less than the carrying amount of the loan, the Partnership recognized as of July 1, 1996 an additional provision for loan loss of $105,168. On December 24, 1996, the borrower, in accordance with the agreement, repaid the lenders $27,400,000 (of which the Partnership's share was $12,365,128) in full satisfaction of the mortgage loan. References is made to the Notes for a further description of such events.


CALIBRE POINT APARTMENTS

     Calibre Pointe Associates sold the property on May 30, 1996 for $14,450,000 (before selling costs) which was paid in cash at closing. Reference is made to the Notes for a further description of such events.

GENERAL

     In an effort to reduce partnership operating expenses, the Partnership has elected to make a semi-annual operating distribution each year beginning in November 1995.

     The affairs of the Partnership are expected to be wound up no later than 1999, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment in North Rivers Market, aggregate sale and repayment distributions received by Holders of Interests over the entire term of the Partnership are expected to be less than their original investment.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the related decreases in various assets at December 31, 1996 as compared to December 31, 1995 is primarily due to repayment of the mortgage loans secured by the Franklin Farm Village Center and Riverpoint Shopping Center and the sale of Calibre Pointe Apartments.

     The increase in other liabilities at December 31, 1996 as compared to December 31, 1995 is primarily due to deposits held for real estate taxes and insurance for the Riverpoint Shopping Center. Such amounts were subsequently remitted to the borrower in conjunction with the December 1996 loan payoff.




     The increase in professional services for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 are primarily due to expenses incurred in connection with tender offer matters discussed above.

     The increase in amortization of deferred costs for the year ended December 31, 1996 as compared to the years ended December 31, 1995 and 1994 is due to all costs becoming fully amortized due to the repayment of the mortgage loans secured by the Franklin Farm Village Center and Riverpoint Shopping Center.

     The decrease in general and administrative expenses for the year ended December 31, 1996 as compared to December 31, 1995 and the increase at December 31, 1995 as compared to December 31, 1994 is primarily due to the increase in reimbursable costs to affiliates of the General Partners in 1995, a portion of which was related to prior years.

     The provision for loan loss for 1996 and 1995 are the result of loan loss provisions recorded on the mortgage note secured by the Riverpoint Shopping Center.

     The increase in Partnership's share of operations (loss) of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 and the related decrease for the year ended December 31, 1995 as compared to the same period in 1994 is primarily due to the provision for value impairment recorded at September 30, 1995 at North Rivers Market Shopping Center (of which the Partnership's share is $770,000).

     The gain on sale of property by unconsolidated venture of $980,379 is due to the May 1996 sale of the Calibre Pointe Apartments.

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







ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


               JMB MORTGAGE PARTNERS, LTD. - IV
                    (A LIMITED PARTNERSHIP)


                             INDEX


Independent Auditors' Report


Balance Sheets, December 31, 1996 and 1995


Statements of Operations, years ended December 31,
  1996, 1995 and 1994


Statements of Partners' Capital Accounts, years ended
  December 31, 1996, 1995 and 1994


Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994


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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. - IV at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the financial statements, in 1996, the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                            KPMG PEAT MARWICK LLP


Chicago, Illinois
March 17, 1997







                               JMB MORTGAGE PARTNERS, LTD. - IV
                                    (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS

                                  DECEMBER 31, 1996 AND 1995

                                            ASSETS
                                            ------
                                                                  1996            1995
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . .  $ 28,105,829      5,205,597
  Interest and other receivables . . . . . . . . . . . . . .       341,995        115,957
                                                              ------------    -----------
          Total current assets . . . . . . . . . . . . . . .    28,447,824      5,321,554
                                                              ------------    -----------
Mortgage notes receivable. . . . . . . . . . . . . . . . . .         --        22,069,970
Deferred interest receivable (net of
 allowance for loan loss of $436,021 in 1995 . . . . . . . .         --         1,039,161
Investment in unconsolidated ventures,
 at equity . . . . . . . . . . . . . . . . . . . . . . . . .     3,813,205      8,199,483
Deferred costs in connection with mortgage
 investments (net of accumulated amortization
  of $107,999 in 1995) . . . . . . . . . . . . . . . . . . .         --           219,914
                                                              ------------    -----------
                                                              $ 32,261,029     36,850,082
                                                              ============     ==========





                               JMB MORTGAGE PARTNERS, LTD. - IV
                                    (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                  1996            1995
                                                              ------------    -----------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . .  $    226,215        180,435
  Due to affiliates. . . . . . . . . . . . . . . . . . . . .         --           256,935
  Other liabilities. . . . . . . . . . . . . . . . . . . . .        97,373         14,971
                                                              ------------    -----------
          Total current liabilities. . . . . . . . . . . . .       323,588        452,341
                                                              ------------    -----------
Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . .         1,000          1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . .     1,904,412      1,630,142
    Cumulative cash distributions. . . . . . . . . . . . . .    (1,850,218)    (1,585,752)
                                                              ------------    -----------
                                                                    55,194         45,390
                                                              ------------    -----------
  Limited partners (43,276.25 interests):
    Capital contributions, net of
     offering costs. . . . . . . . . . . . . . . . . . . . .    37,619,348     37,619,348
    Cumulative net earnings. . . . . . . . . . . . . . . . .    21,394,865     18,310,364
    Cumulative cash distributions. . . . . . . . . . . . . .   (27,131,966)   (19,577,361)
                                                              ------------    -----------
                                                                31,882,247     36,352,351
                                                              ------------    -----------
          Total partners' capital accounts . . . . . . . . .    31,937,441     36,397,741
                                                              ------------    -----------
                                                              $ 32,261,029     36,850,082
                                                              ============    ===========







                        See accompanying notes to financial statements.




                               JMB MORTGAGE PARTNERS, LTD. - IV
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   1996          1995           1994
                                               ------------  ------------   ------------
Income:
  Interest income. . . . . . . . . . . . . .   $  2,468,952     2,626,166      2,400,118
                                               ------------  ------------   ------------
Expenses:
  Mortgage investment servicing fees . . . .         51,189        55,634         54,890
  Professional services. . . . . . . . . . .         88,258        64,664         58,290
  Amortization of deferred costs . . . . . .        221,069        35,782         35,782
  General and administrative . . . . . . . .        180,884       219,144         81,967
  Provision for loan loss. . . . . . . . . .        105,168       183,486          --
                                               ------------  ------------   ------------
                                                    646,568       558,710        230,929

          Operating earnings (loss). . . . .      1,822,384     2,067,456      2,169,189

Partnership's share of operations (loss)
  of unconsolidated ventures . . . . . . . .        556,008      (144,192)       663,684
                                               ------------  ------------   ------------

          Net operating earnings (loss). . .      2,378,392     1,923,264      2,832,873

Gain on sale of property by
  unconsolidated venture . . . . . . . . . .        980,379         --             --
                                               ------------  ------------   ------------

          Net earnings (loss). . . . . . . .   $  3,358,771     1,923,264      2,832,873
                                               ============  ============   ============
          Net earnings (loss) per
           limited partnership interest:
            Net operating earnings (loss). .   $      48.85         37.05          59.89
            Gain on sale of property by
             unconsolidated venture. . . . .          22.42         --             --
                                               ------------  ------------   ------------

                                               $      71.27         37.05          59.89
                                               ============  ============   ============

                        See accompanying notes to financial statements.




                                  JMB MORTGAGE PARTNERS, LTD. - IV
                                       (A LIMITED PARTNERSHIP)

                              STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                            YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                 GENERAL PARTNERS                                  LIMITED PARTNERS (43,276.25)
               --------------------------------------------------    ---------------------------------------------------
                      NET                                            NET
            CONTRI- EARNINGS     CASH                    CONTRI-   EARNINGS     CASH
            BUTIONS  (LOSS)  DISTRIBUTIONS    TOTAL      BUTIONS    (LOSS)  DISTRIBUTIONS TOTAL
            ------------------------------ ----------- ---------------------------------------------
Balance at
 December 31,
 1993. . . . $1,000 1,069,317  (1,024,927)     45,390  37,619,348 14,115,052 (14,483,285)37,251,115

Net earnings
 (loss). . .   --     241,062       --        241,062       --     2,591,811       --    2,591,811

Cash distri-
 butions
 ($50.21 per
 limited
 partnership
 interest) .   --       --       (241,062)   (241,062)      --         --     (2,172,921)(2,172,921)
             ------ ---------  ----------    --------  ---------- ---------- ----------------------
Balance at
 December 31,
 1994. . . .  1,000 1,310,379  (1,265,989)     45,390  37,619,348 16,706,863 (16,656,206)37,670,005

Net earnings
 (loss). . .   --     319,763       --        319,763       --     1,603,501       --    1,603,501

Cash distri-
 butions
 ($67.50 per
 limited
 partnership
 interest) .   --       --       (319,763)   (319,763)      --         --     (2,921,155)(2,921,155)
             ------ ---------  ----------    --------  ---------- ---------- ----------------------




                                  JMB MORTGAGE PARTNERS, LTD. - IV
                                       (A LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED



                                 GENERAL PARTNERS                                 LIMITED PARTNERS (43,276.25)
               --------------------------------------------------    ---------------------------------------------------
                      NET                                            NET
            CONTRI- EARNINGS     CASH                    CONTRI-   EARNINGS     CASH
            BUTIONS  (LOSS)  DISTRIBUTIONS    TOTAL      BUTIONS    (LOSS)  DISTRIBUTIONS TOTAL
            ------------------------------ ----------- ---------------------------------------------
Balance at
 December 31,
 1995. . . .  1,000 1,630,142  (1,585,752)     45,390  37,619,348 18,310,364 (19,577,361)36,352,351

Net earnings
 (loss). . .   --     274,270       --        274,270       --     3,084,501       --    3,084,501

Cash distri-
 butions
 ($174.57 per
 limited
 partnership
 interest) .   --       --       (264,466)   (264,466)      --         --     (7,554,605)(7,554,605)
             ------ ---------  ----------    --------  ---------- ---------- ----------------------

Balance at
 December 31,
 1996. . . . $1,000 1,904,412  (1,850,218)     55,194  37,619,348 21,394,865 (27,131,966)31,882,247
             ====== =========  ==========    ========  ========== ========== ======================
















                           See accompanying notes to financial statements.




                                  JMB MORTGAGE PARTNERS, LTD. - IV
                                       (A LIMITED PARTNERSHIP)

                                      STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                    1996         1995            1994
                                                -----------   -----------    -----------
Cash flows from operating activities:
  Net earning (loss) . . . . . . . . . . . .    $ 3,358,771     1,923,264      2,832,873
  Items not requiring cash or cash equivalents:
    Amortization of deferred costs . . . . .        221,069        35,782         35,782
    Provision for loan loss. . . . . . . . .        105,168       183,486          --
    Partnership's share of operations of
      unconsolidated ventures, net of
      distributions. . . . . . . . . . . . .        657,946     1,598,508       (663,684)
   Gain on sale of property by uncon-
    solidated venture. . . . . . . . . . . .       (980,379)        --             --
   Changes in:
    Interest and other receivables . . . . .       (226,038)      (36,640)       (64,137)
    Deferred interest receivable . . . . . .      1,039,161      (316,279)      (272,655)
    Accounts payable . . . . . . . . . . . .         45,780       (17,673)      (108,023)
    Due to affiliates. . . . . . . . . . . .       (256,935)      229,325        (11,932)
    Other liabilities. . . . . . . . . . . .         82,402      (124,642)        (2,978)
                                                -----------   -----------    -----------
          Net cash provided by (used in)
            operating activities . . . . . .      4,046,945     3,475,131      1,745,246
                                                -----------   -----------    -----------
Cash flows from investing activities:
  Net sales and maturities of short-term
   investments . . . . . . . . . . . . . . .          --            --         4,655,758
  Funding of mortgage notes receivable . . .          --            --          (436,984)
  Partnership's distributions from unconsolidated
    ventures, including cash proceeds
    from sale of property. . . . . . . . . .      4,708,711       639,246          --
  Collection of principal on mortgage notes
    receivable . . . . . . . . . . . . . . .     21,964,802         --           213,974
  Payment of deferred costs. . . . . . . . .         (1,155)       (5,219)         --
                                                -----------   -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . .     26,672,358       634,027      4,432,748
                                                -----------   -----------    -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . .     (7,554,605)   (2,921,155)    (2,172,921)
  Distributions to general partners. . . . .       (264,466)     (319,763)      (241,062)
                                                -----------   -----------    -----------




                                  JMB MORTGAGE PARTNERS, LTD. - IV
                                       (A LIMITED PARTNERSHIP)

                                STATEMENTS OF CASH FLOWS - CONTINUED



                                                    1996         1995            1994
                                                -----------   -----------    -----------
          Net cash provided by
            (used in) financing
            activities . . . . . . . . . . .     (7,819,071)   (3,240,918)    (2,413,983)
                                                -----------   -----------    -----------
          Net increase (decrease)
            in cash and cash
            equivalents. . . . . . . . . . .     22,900,232       868,240      3,764,011
          Cash and cash equivalents,
            beginning of year. . . . . . . .      5,205,597     4,337,357        573,346
                                                -----------   -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . .    $28,105,829     5,205,597      4,337,357
                                                ===========   ===========    ===========
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . .    $     --            --             --
                                                ===========   ===========    ===========
  Non-cash investing and financing
    activities . . . . . . . . . . . . . . .    $     --            --             --
                                                ===========   ===========    ===========


















                           See accompanying notes to financial statements.




                JMB MORTGAGE PARTNERS, LTD.-IV
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

         YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership holds through a joint venture an investment in operating real estate. Such investment is in the form of an equity investment. Business activities consist of rentals to commercial tenants and the ultimate sale of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment and wind up its affairs not later than December 31, 1999 barring unforseen economic developments.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in Calibre Pointe Associates (prior to its sale in May 1996) and North Rivers Market Associates.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded in the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:







                                           1996                          1995
                                            -------------------------------------------------------------
                                                 TAX BASIS                     TAX BASIS
                                 GAAP BASIS     (UNAUDITED)    GAAP BASIS     (UNAUDITED)
                                ------------    -----------   ------------    ----------
Total assets . . . . . . . . .   $ 32,261,029    38,630,888    36,850,082     44,984,708
Partners' capital
 accounts:
    General Partners . . . . .         55,194         --           45,390        (21,724)
    Limited Partners . . . . .     31,882,247    38,509,452    36,352,351     44,718,962
Net earnings:
    General Partners . . . . .        274,270       286,191       319,763        319,763
    Limited Partners . . . . .      3,084,501     1,345,095     1,603,501      2,872,124
Net earnings per
 limited partner-
  ship interest. . . . . . . .          71.27         31.08         37.05          66.37
                                  ===========    ==========    ===========   ===========






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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $27,860,000 and $5,191,000 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred costs in connection with mortgage investments are amortized over the terms of the related agreements relating to such mortgage investments using the straight-line method. Unamortized deferred costs are expensed upon early payment of a mortgage loan.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

     The Partnership had been recognizing interest income only as collected on one of its mortgage loans.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" provides that the impairment of a collateralized loan that is considered impaired (as defined) may be recognized by creating a valuation allowance to the recorded balance of the loan to yield a net carrying amount of the loan which is equal to the fair value of the loan collateral. The Partnership elected to recognize subsequent changes in the fair value of the collateral as adjustments to this valuation allowance.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership and its unconsolidated ventures record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell of such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on the Partnership's financial position, results of operations or liquidity.

     The accompanying financial statements include $556,008, ($144,192) and $663,684 respectively of the Partnership's share of total property operations of $1,581,170, ($550,607) and $1,862,820 of unconsolidated properties held for sale or disposition as of December 31, 1996 or sold or disposed of in the past three years.

     INVESTMENTS

     CALIBRE POINTE APARTMENTS

     In September 1987, the Partnership participated in funding a $13,250,000 participating first mortgage loan, secured by a 214-unit luxury apartment complex known as Calibre Pointe Apartments located in Atlanta, Georgia. The Partnership funded $5,000,020 (a 37.736% participation) of this loan and $8,249,980 (a 62.264% participation) was funded by JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), a partnership affiliated with the General Partners (jointly the "Lenders"). The general partners of the borrower personally guaranteed 12-1/2% of the principal amount of the loan. As additional security for the first mortgage loan, the borrower delivered to the Lenders a $250,000 standby letter of credit upon which the Lenders were permitted to draw in the event of a loan default.

     Due to competitive market conditions, the borrower did not make all of its required 1991 monthly interest payments under the terms of the mortgage note, and the Lenders obtained legal title to the property on December 3, 1991. An affiliate of the General Partners of the Partnership assumed management of the property (until December, 1994 when the affiliate sold certain of its assets and assigned its interest in its contract to an unaffiliated third party) under an agreement which provided for a fee computed as a percentage of gross income of the property. The Lenders contributed the property to a newly formed joint venture between themselves (Calibre Pointe Associates) to own and operate the complex. The terms of the venture agreement provided in general, that the benefits of ownership, including tax effects, net cash receipts and sale proceeds were allocated or distributed as the case may be, between the Partnership and Mortgage Partners-III in proportion to their respective capital contributions to the venture (37.736% by the Partnership). The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) in the property contributed to the venture in an amount not in excess of its then estimated fair value.

     Calibre Pointe Associates sold the property on May 30, 1996 for $14,450,000 (before selling costs), which was paid in cash at closing. Calibre Pointe Associates recognized a gain of $2,600,763 for financial reporting purposes and recognized a gain of approximately $2,126,000 for Federal income tax purposes in 1996. The Partnership recognized a gain of $980,379 for financial reporting purposes and recognized a gain of approximately $802,000 for Federal income tax purposes in 1996.

     As the Partnership had committed to a plan to sell the property, the property was classified as held for sale or disposition as of January 1, 1996 and therefore, was not subject to continued depreciation.

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

     On May 17, 1993, the borrower, pursuant to a deed in lieu of foreclosure, transferred legal title of the property to North Rivers Market Associates ("NRMA") to own and operate the complex. NRMA is a joint venture in which the Partnership and Mortgage Partners-III each own shares in proportion to their original share of the former first mortgage loan. The terms of the venture agreement provide in general that the benefits of ownership, including tax effects, net cash receipts, sale proceeds, and future contribution obligations are allocated or distributed, as the case may be, between the Partnership and the venture partner in proportion to their respective capital accounts. An affiliate assumed management of the property under an agreement which provides for a fee computed as 6% of gross income of the property. The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) of the property contributed to the venture in an amount not in excess of its then estimated fair value. The Partnership recorded a provision for value impairment in the amount of $2,300,000 (of which $770,000 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures for the year ended December 31,
1995) for financial reporting purposes.

     As the Partnership has committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and therefore, will not be subject to continued depreciation.

     RIVERPOINT CENTER

     In August 1989, the Partnership participated in the funding of a ten-year non-recourse participating first mortgage loan. The Partnership committed to fund a maximum of $13,200,000 or approximately 45.128% of this loan. The remaining portion of the loan was funded by Mortgage Partners-III, and IDS Life Account RE, an entity advised by an affiliate of the General Partners (jointly called the "Lenders"). The loan was secured by a first mortgage on a shopping center known as Riverpoint Center located in Chicago, Illinois. The Lenders cumulatively funded $28,039,630 ($12,653,783 by the Partnership). The loan bore basic interest at the rate of 9.25% per annum for 1994 and 1995 which increased to a rate of 9.50% per annum in 1996. The loan also provided for simple accrued interest (payable at maturity) and a participation by the Lenders in excess property cash flows (as defined).

     The borrower had notified the Lenders that it was experiencing financial difficulties and approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and borrowers finalized a loan modification. In conjunction with the modification agreement, the Lenders agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. As repayment of the loan per such agreement yielded the Lenders an amount less than the carrying amount of the loan, the Partnership recognized as of July 1, 1996 an additional provision for loan loss of $105,168. On December 24, 1996, the borrower, in accordance with the agreement, repaid the lenders $27,400,000 (of which the Partnership's share was $12,365,128) in full satisfaction of the mortgage loan.

     For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's previously recorded provisions for loan loss. For Federal income tax reporting purposes, the Partnership recognized a loss of approximately $1,929,000 in 1996 as a result of this transaction.





     Also, based upon the borrower's past financial difficulties, there was uncertainty as to the Partnership's ability to recover the principal balance of the loan. As a result, the Partnership, as a matter of prudent accounting practice, had recorded a provision for loan loss of $183,486 as of December 31, 1995. In addition to a provision recorded at December 31, 1991, such provisions were recorded to reduce the net carrying value of the loan to the then estimated fair value of the loan collateral.

     FRANKLIN FARM VILLAGE CENTER

     In December 1991, the Partnership participated in the funding of a non-recourse participating first mortgage loan secured by a first mortgage on a shopping center known as Franklin Farm Village Center (the "Center") located in Fairfax County, Virginia. The Partnership committed to fund a maximum of $11,000,000 or approximately 66.3% of the loan. The other lender is Mortgage Partners - III (jointly the "Lenders"). The loan bore interest at 8.5% per annum during 1994, 1995 and 1996 (payable monthly) and also provided for simple accrued interest (payable at maturity) and for participation by the Lenders in excess property cash flows (as defined). The Lenders had cumulatively funded approximately $14,809,000 of which the Partnership's share was approximately $9,818,000.

     In June 1994, the Lenders received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $213,974) related to an "earn down" provision in the original purchase agreement between the borrower and the seller. The borrower remitted the earn down proceeds back to the Lenders as required by the terms of the loan agreement.

     During July 1996, the Lenders executed an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allowed the borrower to repay the loan at a predetermined amount prior to November 8, 1996. Pursuant to such agreement, the Lenders received $16,275,000 on October 30, 1996 as payment in full of all principal and interest due on the mortgage loan. The Partnership has received and recognized as income basic and simple accrued interest of approximately $885,737 that was previously not recorded. Although such repayment did not result in a gain or loss for financial reporting purposes, the Partnership reported a loss on repayment of approximately $136,000 for Federal income tax reporting purposes in 1996.


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

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership will be made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts" on a non-cumulative basis. Distributions of "repayment proceeds" will be made 97% to the Limited Partners and 3% to the General Partners (such 3% being subject to certain limitations) until the Limited Partners have received repayment proceeds equal to their capital investment plus a stipulated return on their current capital account. As the Limited Partners are not currently expected to receive repayment proceeds equal to their original contributed capital from the remaining investment of the Partnership, the General Partners are deferring the receipt of such 3% distribution from all of the sales and repayments which occurred in 1996. Subject to the General Partners' receipt of any deferred share of net cash flow, any remaining repayment proceeds will be distributed 87% to the Limited Partners and 13% to the General Partners until the Limited Partners have received repayment proceeds providing an additional stipulated return on their current capital account. The remaining repayment proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners. Of the cumulative distributions of $27,131,966 paid to the Limited Partners through December 31, 1996, $1,282,285 represents a 5% return to certain Limited Partners through January 22, 1988 (the final admittance of the Limited Partners) for the period during which the Limited Partner's subscription proceeds were held in escrow.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                   UNPAID AT
                                                  DECEMBER 31,
                        1996     1995      1994      1996
                      -------- --------  -------  ------------
Reimbursement (at cost)
 for accounting
 services. . . . . . .  $4,919   33,542   39,637         275
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . .  16,819   20,029   19,948       3,962
Reimbursement (at cost)
 for legal services. .   2,154    1,204    1,979         698
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket
 expenses. . . . . . .    --     83,106    1,540       --
                       -------  -------   ------     -------

                       $23,892  137,881   63,104       4,935
                       =======  =======   ======     =======

     The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees aggregated $452,670 of which $37,281 was unpaid at December 31, 1996.

     The General Partners are entitled to distributions of net cash flow from the Partnership. The cumulative amount of such distributions aggregated $2,292,218 at December 31, 1996, of which approximately $442,000 is being deferred in accordance with the subordination requirements of the Partnership Agreement. All amounts deferred or payable currently do not bear interest.





INVESTMENT IN UNCONSOLIDATED VENTURES

     The following is summary financial information for Calibre Pointe Apartments (through its sale in May 1996) and North Rivers Market
Associates as of and for the years ended December 31, 1996 and 1995:

                                    1996           1995
                                -----------    -----------
Current assets . . . . . . . .  $ 2,477,244      2,166,337
Current liabilities. . . . . .     (151,923)      (268,027)
                                -----------    -----------
     Working capital . . . . .    2,325,321      1,898,310
                                -----------    -----------
Investment properties,
  net of depreciation. . . . .    9,303,871     20,984,008
Other assets, net. . . . . . .       25,088         41,375
Other liabilities, net . . . .      (14,000)       (34,074)
Venture partners' equity . . .   (7,827,075)   (14,690,136)
                                -----------    -----------
     Partnership's capital . .  $ 3,813,205      8,199,483
                                ===========    ===========
Represented by :
  Invested capital . . . . . .  $ 8,592,685      8,592,685
  Cumulative cash distributions  (8,017,386)    (2,093,562)
  Cumulative net earnings. . .    3,237,906      1,700,360
                                -----------    -----------
                                $ 3,813,205      8,199,483
                                ===========    ===========
Total income . . . . . . . . .  $ 2,837,475      3,873,125
                                ===========    ===========
Expenses applicable to
  operating income . . . . . .  $ 1,256,304      4,423,732
                                ===========    ===========
Operating income (loss). . . .  $ 1,581,171       (550,607)
                                ===========    ===========
Gain on sale . . . . . . . . .  $ 2,600,763          --
                                ===========    ===========

     Total income, expenses related to operating income, and net earnings of Calibre Pointe Apartments and North Rivers Market Shopping Center for the year ended December 31, 1994 were $3,822,930, $1,960,107 and
$1,862,823, respectively.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal years 1996 and 1995.



                           PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation, ("JMB") a Delaware corporation, substantially all of the outstanding shares of JMB are owned directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations. AGPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, is the Associate General Partner and may, upon agreement with the Corporate General Partner, from time to time participate in managing Partnership assets, including approval of Partnership operating budgets and maintenance of reserves and changes in investment objectives based upon changes in financial and economic conditions. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval (if applicable) with respect to the management of the Partnership's assets.

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

     There is no family relationship among any the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-X, ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income -XII"), and JMB Income Properties, Ltd.-XIII, ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II"), and Income Growth Managers, Inc. (the general partner of IDS/JMB Balance Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.





     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-II, JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. "USC, Inc.", an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is an individual general partner of JMB-Income II, JMB Income-IV, JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. He is also a director of USC, Inc., as well as a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. Since 1994 Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior the becoming Executive Vice President of JMB, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March, 1973. He is a Certified Public Accountant.






ITEM 11.  EXECUTIVE COMPENSATION

     The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. In 1996 and 1995, the General Partners received $264,466 and $319,763 of cash distributions, respectively. The General Partners received a share of Partnership earnings for tax purposes aggregating $286,191 in 1996.

     The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The servicing fee is payable from the date the Partnership first advances funds with respect to a mortgage investment. The cumulative amount of such fees aggregated $452,670 of which $37,281 was unpaid at December 31, 1996.

     An affiliate of the General Partner is entitled to property management fees for the North Rivers Market Shopping Center. In 1996, the
Partnership's proportionate share of these fees was $32,432, all of which was paid at December 31, 1996.

     JMB Realty Corporation and its affiliates are entitled to receive application and commitment fees in connection with the receipt of loan applications and the issuance of commitments to make mortgage loans and to enter into land purchase-leasebacks. Such application and commitment fees shall not exceed 3% of the gross proceeds of the offering. To the extent they are paid by actual or prospective borrowers or sellers of land, the fees otherwise payable by the Partnership will be reduced. As of December 31, 1996, JMB has received $667,964 of such fees from the borrowers and the Partnership has paid $630,172 of such fees to the Corporate General Partner.

     The Corporate General Partner and its affiliates are entitled to reimbursement for salaries, salary-related and direct expenses of certain of their officers and employees while directly engaged in the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, such reimbursable costs aggregated $23,892, of which $4,935 were unpaid at December 31, 1996.

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

     Reference is made to Item 10 for information concerning the ownership of the Corporate General Partner.

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




                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         (1) Financial Statements (See Index to Financial Statements filed with this report.)

         (2)   Exhibits

         3-A. The Prospectus of the Partnership dated September 18, 1986, as supplemented January 22, 1987, April 23, 1987, June 12, 1987, August 6, 1987, September 14, 1987, and September 28, 1987 as filed with the commission pursuant to Rules 424 (b) and 424 (c), is hereby incorporated herein by reference to the Partnership' Report on Form S-11 (File No. 33-4036) dated September 18, 1986.

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

         10-A. Loan documents related to the Partnership's participation in the funding of a first mortgage loan secured by a first mortgage on Riverpoint Center Shopping Center located in Chicago, Illinois, is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 33-4036) dated September 5, 1989.

         10-B. Loan documents related to the Partnership's participation in the funding of a participating first mortgage loan secured by Franklin Farm Village Center Shopping located Fairfax County, Virginia, is hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16599) dated November 21, 1991.

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




         10-D. Loan documents related to the repayment of the mortgage loan secured by Franklin Farm Village Center Shopping located in Fairfax County, Virginia, are filed herewith.

         10-E. Loan documents related to the repayment of the mortgage loan on Riverpoint Center Shopping Center located in Chicago, Illinois, are filed herewith.

         21.   List of Subsidiaries

         24.   Powers of Attorney

         27.   Financial Data Schedule


     No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              JMB MORTGAGE PARTNERS, LTD. - IV

              By:    JMB Realty Corporation
                     Corporate General Partner


                     GAILEN J. HULL
              By:    Gailen J. Hull
                     Senior Vice President
              Date:  March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              By:    JMB Realty Corporation
                     Corporate General Partner


                     JUDD D. MALKIN*
              By:    Judd D. Malkin, Chairman and
                     Chief Financial Officer
              Date:  March 21, 1997

                     NEIL G. BLUHM*
              By:    Neil G. Bluhm, President and Director
              Date:  March 21, 1997

                     H. RIGEL BARBER*
              By:    H. Rigel Barber, Chief Executive Officer
              Date:  March 21, 1997

                     GLENN E. EMIG*
              By:    Glenn E. Emig, Chief Operating Officer
              Date:  March 21, 1997


                     GAILEN J. HULL
              By:    Gailen J. Hull, Senior Vice President
                     Principal Accounting Officer
              Date:  March 21, 1997

                     A. LEE SACKS*
              By:    A. Lee Sacks, Director
              Date:  March 21, 1997

                     STUART C. NATHAN*
              By:    Stuart C. Nathan, Executive Vice President
                      and Director
              Date:  March 21, 1997

              *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                     GAILEN J. HULL
              By:    Gailen J. Hull, Attorney-in-Fact
              Date:  March 21, 1997





               JMB MORTGAGE PARTNERS, LTD. - IV

                         EXHIBIT INDEX



                                          DOCUMENT
                                       INCORPORATED
                                       BY REFERENCE   PAGE
                                       -------------  ----

3-A.     Copies of pages 8-15, 46-47
         and A-7 to A-21 of the Prospectus
         of the Partnership dated
         September 18, 1986, (as
         supplemented)                        Yes       --

3-B.     Amended and Restated Agreement
         of Limited Partnership               Yes       --

3-C.     Rights and duties of AGPP
         Associates, L.P.                     Yes       --

10-A.    Riverpoint Center Loan Documents     Yes       --

10-B.    Franklin Farm Village
         Loan Documents                       Yes       --

10-C.    First and Second Amendments
         to Franklin Farm Village
         Loan Documents                       Yes       --

10-D.    Franklin Farm Village Shopping
         Center Loan Documents                No

10-E.    Riverpoint Center Shopping
         Center Repayment Loan Documents      No

21.      List of Subsidiaries                 No        --

24.      Powers of Attorney                   No        --

27.      Financial Data Schedule              No        --