Form 10-Q
period 1997-03-31
JMB MORTGAGE PARTNERS LTD IV
filed 1997-05-13
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1997                           Commission file #0-16599




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . .      9



PART II    OTHER INFORMATION


Item 5.    Other Information. . . . . . . . . . . . . . . .     10


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     11

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                              BALANCE SHEETS

                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  5,902,469     28,105,829
  Interest and other receivables. . . . . . . . . . . . . . . . . . .            23,412        341,995
                                                                           ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .         5,925,881     28,447,824
                                                                           ------------   ------------
Investment in unconsolidated venture, at equity . . . . . . . . . . .         3,303,644      3,813,205
                                                                           ------------   ------------
                                                                           $  9,229,525     32,261,029
                                                                           ============   ============



                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                ------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $    177,945        226,215
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .             --            97,373
                                                                           ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . .           177,945        323,588
                                                                           ------------   ------------

Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         1,907,081      1,904,412
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,850,218)    (1,850,218)
                                                                           ------------   ------------
                                                                                 57,863         55,194
                                                                           ------------   ------------
  Limited partners (43,276.25 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        37,619,348     37,619,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        21,659,129     21,394,865
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (50,284,760)   (27,131,966)
                                                                           ------------   ------------
                                                                              8,993,717     31,882,247
                                                                           ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . .         9,051,580     31,937,441
                                                                           ------------   ------------

                                                                           $  9,229,525     32,261,029
                                                                           ============   ============








                              See accompanying notes to financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)


                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   242,476        725,584
                                                                             -----------     ----------
Expenses:
  Mortgage investment servicing fees. . . . . . . . . . . . . . . . . . . .        --            13,718
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       21,518         23,272
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .        --             8,946
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       47,644         75,338
                                                                             -----------     ----------
                                                                                  69,162        121,274
                                                                             -----------     ----------
          Operating earnings (loss) . . . . . . . . . . . . . . . . . . . .      173,314        604,310

Partnership's share of operations
  (loss) of unconsolidated ventures . . . . . . . . . . . . . . . . . . . .       93,619        199,569
                                                                             -----------     ----------

          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .  $   266,933        803,879
                                                                             ===========     ==========

          Net earnings (loss) per limited
            partnership interest. . . . . . . . . . . . . . . . . . . . . .  $      6.11          18.39
                                                                             ===========     ==========

          Cash distributions per
           limited partnership
           interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    535.00          --
                                                                             ===========     ==========





                              See accompanying notes to financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF CASH FLOWS
                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                (UNAUDITED)
                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $    266,933        803,879
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        --             8,946
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .        --          (199,569)
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . .      318,583          7,760
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .        --           (94,428)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (48,270)        22,954
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            49,895
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (97,373)            94
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      439,873        599,531
                                                                            ------------    -----------
Cash flows from investing activities:
  Distributions from unconsolidated ventures. . . . . . . . . . . . . . . .      509,561          --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        --            (1,730)
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .      509,561         (1,730)
                                                                            ------------    -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .  (23,152,794)         --
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .  (23,152,794)         --
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .  (22,203,360)       597,801
          Cash and cash equivalents, beginning of year. . . . . . . . . . .   28,105,829      5,205,597
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  5,902,469      5,803,398
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $      --             --
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
                                                                            ============    ===========

                              See accompanying notes to financial statements.

                   JMB MORTGAGE PARTNERS, LTD. - IV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from such estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the North Rivers Market Shopping Center investment property. Accordingly, this property has been classified as held for sale or disposition. The accompanying consolidated financial statements include $93,619 and $199,569, respectively, of the Partnership's share of total property operations of $279,378 and $545,559 for the three months ended March 31, 1997 and 1996 for unconsolidated properties held for sale or sold during the past two years.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                            Unpaid at
                                                            March 31,
                                    1997       1996           1997
                                  -------     ------        ---------
Property management
 and leasing fees . . . . . .     $ 9,074      5,997            --
Mortgage investment
  servicing fees. . . . . . .        --       13,718            --
Reimbursement (at cost) for
  out-of-pocket expenses
  and salaries and salary-
  related expenses. . . . . .       7,833      5,973           7,833
                                  -------     ------          ------
                                  $16,907     25,688           7,833
                                  =======     ======          ======

     The General Partners have deferred payment of approximately $442,000 of their distributions of prior net cash flow from the Partnership and approximately $877,000 of their subordinated portion of sales and repayment proceeds at March 31, 1997 in accordance with the subordination requirements of the Partnership Agreement. Such subordination requirements are not expected to be attained over the remaining expected operating period of the Partnership. All amounts deferred or currently payable do not bear interest.


NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy was 87% at March 31, 1997. The manager is attempting to lease the vacant space in the center. As the Partnership has committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and therefore, is not subject to continued depreciation. As of the date of this report, no potential purchasers for this property have been identified. Therefore, there can be no assurance that a sale transaction on acceptable terms can be arranged during 1997.


UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical income statement information for the North Rivers Market Shopping Center Venture for the three months ended March 31, 1997 and 1996.

                                               1997        1996
                                             --------   ----------

     Total income . . . . . . . . . . .      $408,024      340,324
                                             ========      =======
     Operating income . . . . . . . . .      $279,378      149,533
                                             ========      =======
     Net income to Partnership. . . . .      $ 93,619       50,109
                                             ========      =======


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at March 31, 1997 as compared to December 31, 1996 is primarily due to distributions of approximately $23,153,000 made to the Limited Partners in February 1997 representing a portion of the proceeds from the repayment of Franklin Farm Village Center and Riverpoint Shopping Center mortgage loans in 1996.

     The decrease in interest and other receivables at March 31, 1997 as compared to December 31, 1996 is primarily due to the 1997 receipt from the affiliated venture partner (Mortgage Partners-III) of the final distribution of cash from Calibre Point Apartments, sold in May 1996.

     The decrease in accounts payable at March 31, 1997 as compared to December 31, 1996 is primarily due to the payment of accrued expenses for mortgage investment servicing fees and professional fees.

     The decrease in other liabilities at March 31, 1997 as compared to December 31, 1996 is primarily due to deposits held for real estate taxes and insurance for the Riverpoint Shopping Center at December 31, 1996 which were remitted to the borrower in 1997 in conjunction with the December 1996 loan payoff.

     The decreases in interest income, mortgage investments servicing fees, and amortization of deferred expenses for the three months ended March 31, 1997 as compared to the same period in 1996 are due to the repayment of the Riverpoint Center and Franklin Farm Village Center mortgage loans in 1996.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1997 as compared to the same period in 1996 is primarily due to the sale of the Calibre Pointe
Apartments in May 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                              OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1997.

                                                                             1996                             1997
                                                                -------------------------------  -------------------------------
                                                                   At       At      At      At      At       At      At      At
                                                                  3/31     6/30    9/30   12/31    3/31     6/30    9/30   12/31
                                                                  ----     ----    ----   -----    ----     ----   -----   -----

1.  North Rivers Market Shopping Center
      North Charleston, South Carolina. . . . . . . . . . .        85%      83%     83%     81%     87%




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    The following documents are filed as part of this report:

           3-A. The Prospectus of the Partnership dated September 18, 1986, as supplemented January 22, 1987, April 23, 1987,
June 12, 1987, August 6, 1987, September 14, 1987, and September 28, 1987 as filed with the commission pursuant to Rules 424 (b) and 424 (c), is hereby incorporated herein by reference to the Partnership's Report on Form S-11 (File No. 33-4036) dated September 18, 1986.

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


                JMB MORTGAGE PARTNERS, LTD. - IV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull,
                            Principal Accounting Officer
                      Date: May 9, 1997