Form 10-Q
period 1997-06-30
JMB MORTGAGE PARTNERS LTD IV
filed 1997-08-11
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1997                                Commission file #0-16599




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

                             TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .      3


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . .     11



PART II     OTHER INFORMATION


Item 5.     Other Information . . . . . . . . . . . . . . . . .     13


Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     14

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                        JMB MORTGAGE PARTNERS, LTD. - IV
                                             (A LIMITED PARTNERSHIP)
                                                 BALANCE SHEETS

                                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                                   (UNAUDITED)


                                                     ASSETS
                                                     ------
                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    1997           1996
                                                                               -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .       $  5,660,421     28,105,829
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . .             22,056        341,995
                                                                                ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . . .          5,682,477     28,447,824
                                                                                ------------   ------------
Investment in unconsolidated venture, at equity . . . . . . . . . . . . .          3,398,382      3,813,205
                                                                                ------------   ------------
                                                                                $  9,080,859     32,261,029
                                                                                ============   ============




                                        JMB MORTGAGE PARTNERS, LTD. - IV
                                             (A LIMITED PARTNERSHIP)

                                           BALANCE SHEETS - CONTINUED

                                   LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                   ------------------------------------------

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    1997           1996
                                                                               -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    199,879        226,215
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .              --            97,373
                                                                                ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . . . .            199,879        323,588
                                                                                ------------   ------------

Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .              1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . .          1,928,454      1,904,412
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .         (1,874,260)    (1,850,218)
                                                                                ------------   ------------
                                                                                      55,194         55,194
                                                                                ------------   ------------
  Limited partners (43,276.25 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . . .         37,619,348     37,619,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . .         21,707,579     21,394,865
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .        (50,501,141)   (27,131,966)
                                                                                ------------   ------------
                                                                                   8,825,786     31,882,247
                                                                                ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . . . .          8,880,980     31,937,441
                                                                                ------------   ------------

                                                                                $  9,080,859     32,261,029
                                                                                ============   ============








                                 See accompanying notes to financial statements.

                                        JMB MORTGAGE PARTNERS, LTD. - IV
                                             (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF OPERATIONS

                                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                   (UNAUDITED)


                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      --------------------------   --------------------------
                                                          1997           1996          1997           1996
                                                      -----------     ----------   -----------     ----------
Income:
  Interest income . . . . . . . . . . . . . . . . .   $    68,549        659,928       311,025      1,385,512
                                                      -----------     ----------    ----------     ----------
Expenses:
  Mortgage investment servicing fees. . . . . . . .         --            14,023         --            27,741
  Professional services . . . . . . . . . . . . . .        19,159         16,074        40,677         39,346
  Amortization of deferred expenses . . . . . . . .         --             9,111         --            18,057
  General and administrative. . . . . . . . . . . .        74,305         60,721       121,949        136,059
                                                      -----------     ----------    ----------     ----------
                                                           93,464         99,929       162,626        221,203
                                                      -----------     ----------    ----------     ----------
          Operating earnings (loss) . . . . . . . .       (24,915)       559,999       148,399      1,164,309

Partnership's share of operations
  (loss) of unconsolidated ventures . . . . . . . .        94,738        188,609       188,357        388,178
                                                      -----------     ----------    ----------     ----------

          Net operating earnings (loss) . . . . . .        69,823        748,608       336,756      1,552,487

Gain on sale of property by
  unconsolidated venture. . . . . . . . . . . . . .         --           980,379         --           980,379
                                                      -----------     ----------    ----------     ----------

          Net earnings (loss) . . . . . . . . . . .   $    69,823      1,728,987       336,756      2,532,866
                                                      ===========     ==========    ==========     ==========





                                        JMB MORTGAGE PARTNERS, LTD. - IV
                                             (A LIMITED PARTNERSHIP)

                                      STATEMENTS OF OPERATIONS - CONTINUED



                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      --------------------------   --------------------------
                                                          1997           1996          1997           1996
                                                      -----------     ----------   -----------     ----------

          Net earnings (loss) per
            limited partnership
            interest:
              Net operating earnings (loss) . . . .   $      1.12          14.38          7.23          32.77
              Gain on sale of property
                by unconsolidated venture . . . . .         --             22.42         --             22.42
                                                      -----------     ----------    ----------     ----------

                                                      $      1.12          36.80          7.23          55.19
                                                      ===========     ==========    ==========     ==========

          Cash distributions per
           limited partnership
           interest . . . . . . . . . . . . . . . .   $      5.00          27.00        540.00          27.00
                                                      ===========     ==========    ==========     ==========




















                                 See accompanying notes to financial statements.

                                        JMB MORTGAGE PARTNERS, LTD. - IV
                                             (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF CASH FLOWS

                                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                                   (UNAUDITED)

                                                                                     1997             1996
                                                                                 ------------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    336,756       2,532,866
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . . .         --             18,057
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .      (188,357)       (388,178)
    Partnership's share of gain on sale of property by
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . . . .         --           (980,379)
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . . . .       319,939          (6,469)
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . . . .         --           (178,995)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (26,336)         22,395
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              3,298
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (97,373)            231
                                                                                 ------------     -----------
          Net cash provided by (used in) operating activities . . . . . . . . .       344,629       1,022,826
                                                                                 ------------     -----------
Cash flows from investing activities:
  Distributions from unconsolidated ventures. . . . . . . . . . . . . . . . . .       603,180       5,660,400
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .         --             (2,888)
                                                                                 ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . . . .       603,180       5,657,512
                                                                                 ------------     -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . . . .   (23,369,175)     (1,192,997)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . . . .       (24,042)       (134,637)
                                                                                 ------------     -----------
          Net cash provided by (used in) financing activities . . . . . . . . .   (23,393,217)     (1,327,634)
                                                                                 ------------     -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . . . .   (22,445,408)      5,352,704
          Cash and cash equivalents, beginning of year. . . . . . . . . . . . .    28,105,829       5,205,597
                                                                                 ------------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . . .  $  5,660,421      10,558,301
                                                                                 ============     ===========




                                        JMB MORTGAGE PARTNERS, LTD. - IV
                                             (A LIMITED PARTNERSHIP)

                                      STATEMENTS OF CASH FLOWS - CONTINUED



                                                                                     1997             1996
                                                                                 ------------     -----------

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . . .  $      --              --
                                                                                 ============     ===========

  Non-cash investing and financing activities . . . . . . . . . . . . . . . . .  $      --              --
                                                                                 ============     ===========
































                                 See accompanying notes to financial statements.

                     JMB MORTGAGE PARTNERS, LTD. - IV
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                          JUNE 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of December 31, 1996, the Partnership has committed to a plan to sell the North Rivers Market Shopping Center investment property. Accordingly, this property has been classified as held for sale or disposition. The accompanying financial statements include $188,357 and $388,178, respectively, of the Partnership's share of total property operations of $562,092 and $1,081,414 for the six months ended June 30, 1997 and 1996 for unconsolidated properties held for sale or sold during the past two years.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its financial statements upon adoption of these standards when required at the end of 1997.

     Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                                Unpaid at
                                                                June 30,
                                      1997        1996            1997
                                    -------      ------         ---------
Mortgage investment
  servicing fees. . . . . . . .     $  --        27,740             --
Reimbursement (at cost) for
  salary and salary-related
  expenses related to the
  on-site and other costs
  for the Partnership and
  its investment properties . .      15,666      11,946          20,159
                                    -------      ------          ------
                                    $15,666      39,686          20,159
                                    =======      ======          ======

     The General Partners have deferred payment of approximately $442,000 of their distributions of prior net cash flow from the Partnership and approximately $877,000 of their subordinated portion of sales and repayment proceeds at June 30, 1997, in accordance with the subordination require-ments of the Partnership Agreement. Such subordination requirements are not expected to be attained over the remaining expected operating period of the Partnership. All amounts deferred or currently payable do not bear interest.


NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy remained at 87% at June 30, 1997. The property manager is attempting to lease the vacant space in the center and in such regard has recently reached tentative agreements with three additional tenants which, if consummated, would increase occupancy to 92%. As the venture has committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and, therefore, is not subject to continued depreciation. The venture's plan is to market this property for sale in the third quarter of 1997. However, there can be no assurance that a sale transaction on acceptable terms can be arranged during 1997.


UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical income statement information for the North Rivers Market Shopping Center Venture for the six months ended June 30, 1997 and 1996.

                                                  1997          1996
                                                --------      -------

     Total revenues . . . . . . . . . . .       $814,048      869,127
                                                ========      =======
     Operating income (loss). . . . . . .       $562,092      498,754
                                                ========      =======
     Net income to Partnership. . . . . .       $188,357      167,133
                                                ========      =======


ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

     During 1996, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at $425 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. The Partnership had also received a request from another unaffiliated third party for the list of Holders of Interests. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     The Partnership had been made aware that in mid-July 1997 another unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. This offer sought to purchase up to 4.9% of the Interests in the Partnership at $105 per Interest. This offer is currently scheduled to expire in mid-August 1997. The Special Committee is in the process of formulating their response regarding this latest offer. As of the date of this report, the Partnership is aware that 2.04% of the outstanding Interests have been purchased in 1996 and 1997 by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     The affairs of the Partnership are expected to be wound up in the 1997-1998 time frame, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment (the North Rivers Market), aggregate sale and repayment distributions received by Holders of Interests over the entire term of the Partnership are expected to be less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1997 as compared to December 31, 1996 is due primarily to distributions of approximately $23,153,000 ($535 per Interest) made to the Limited Partners in February 1997 representing substantially all of the proceeds from the repayment of the Franklin Farm Village Center and Riverpoint Shopping Center mortgage loans in 1996. The Partnership also distributed approximately $240,000 of operating cash flow in May 1997 ($24,042 of which was the General Partners' share).

     The decrease in interest and other receivables at June 30, 1997 as compared to December 31, 1996 is due primarily to the 1997 receipt from the affiliated venture partner (Mortgage Partners-III) of the final distribution of cash from Calibre Point Apartments, which was sold in May 1996. An additional decrease in interest and other receivables is due to a decrease in accrued interest as a result of a decrease in cash and cash equivalents at June 30, 1997.

     The decrease in accounts payable at June 30, 1997 as compared to December 31, 1996 is due primarily to the 1997 payment of accrued mortgage investment servicing fees and recurring professional fees.

     The decrease in other liabilities at June 30, 1997 as compared to December 31, 1996 is due primarily to deposits held for real estate taxes and insurance for the Riverpoint Shopping Center at December 31, 1996 which were remitted to the borrower in 1997 in conjunction with the December 1996 loan payoff.

     The decreases in interest income, mortgage investment servicing fees, and amortization of deferred expenses for the three and six months ended June 30, 1997 as compared to the same periods in 1996 are due primarily to the repayment of the Riverpoint Center and Franklin Farm Village Center mortgage loans in 1996.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1997 as compared to the year-ago periods is due primarily to the sale of the Calibre Pointe Apartments in May 1996.

     Gain on sale of property by unconsolidated venture of approximately $980,000 for the three and six months ended June 30, 1996 represents the Partnership's share of gain from the sale of the Calibre Pointe Apartments in May 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                    OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1997.

                                                        1996                               1997
                                           -------------------------------    -------------------------------
                                       At         At         At        At       At       At      At       At
                                      3/31       6/30       9/30     12/31     3/31     6/30    9/30    12/31
                                      ----       ----       ----     -----     ----     ----   -----    -----

1.  North Rivers Market
      Shopping Center
      North Charleston,
      South Carolina. . . . . .        85%        83%        83%       81%      87%      87%




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

            3-B.   Amended and Restated
Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, which is hereby incorporated herein by reference to the Partnership's Registration Statement on Form S-
11 (File No. 33-4036) dated September 18, 1986.

            3-C.   Acknowledgement of rights
and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associated General Partner of the Partnership) and JMB Realty Corporation as of
December 31, 1995 is hereby incorporated herein by reference to the Partnership's Report for June 30, 1996 on Form 10-Q (File No. 0-16599)
dated August 9, 1996.

            10-A.  Loan documents related to
the Partnership's participation in the funding of a first mortgage loan secured by the North
Rivers Market Shopping Center located in North
Charleston, South Carolina, are hereby
incorporated herein by reference to the
Partnership's Registration Statement on Form S-
11 (File No. 33-4036) dated September 18, 1986, as amended.

            10-B.  Agreement of Partnership of
North Rivers Market Associates between JMB
Mortgage Partners, Ltd. - III and the
Partnership, dated April 26, 1993 is filed herewith.

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


                  JMB MORTGAGE PARTNERS, LTD. -
IV

                  BY:   JMB Realty Corporation
                        (Corporate General
Partner)




                              GAILEN J. HULL
                        By:   Gailen J. Hull,
Senior Vice President
                        Date: August 8, 1997


     Pursuant to the requirements of the
Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull,
                              Principal
Accounting Officer
                        Date: August 8, 1997