Form 10-Q
period 1997-09-30
JMB MORTGAGE PARTNERS LTD IV
filed 1997-11-12
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                       Commission file #0-16599




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

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

                                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  5,654,195     28,105,829
  Interest and other receivables. . . . . . . . . . . . . . . . . . .            22,079        341,995
                                                                           ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .         5,676,274     28,447,824
                                                                           ------------   ------------
Investment in unconsolidated venture, at equity . . . . . . . . . . .         3,532,179      3,813,205
                                                                           ------------   ------------
                                                                           $  9,208,453     32,261,029
                                                                           ============   ============




                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                ------------------------------------------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $    189,796        226,215
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .             --            97,373
                                                                           ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . .           189,796        323,588
                                                                           ------------   ------------

Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         1,928,454      1,904,412
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (1,874,260)    (1,850,218)
                                                                           ------------   ------------
                                                                                 55,194         55,194
                                                                           ------------   ------------
  Limited partners (43,276.25 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        37,619,348     37,619,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        21,845,256     21,394,865
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (50,501,141)   (27,131,966)
                                                                           ------------   ------------
                                                                              8,963,463     31,882,247
                                                                           ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . .         9,018,657     31,937,441
                                                                           ------------   ------------

                                                                           $  9,208,453     32,261,029
                                                                           ============   ============








                              See accompanying notes to financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)


                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  -------------------------   -------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . .   $    68,765       437,888       379,790     1,823,400
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage investment servicing fees. . . . . .         --           12,995         --           40,736
  Professional services . . . . . . . . . . . .         1,487        15,032        42,164        54,378
  Amortization of deferred expenses . . . . . .         --            9,028         --           27,085
  General and administrative. . . . . . . . . .        63,398        46,775       185,347       182,833
  Provision for loan loss . . . . . . . . . . .         --          106,000         --          106,000
                                                  -----------    ----------    ----------    ----------
                                                       64,885       189,830       227,511       411,032
                                                  -----------    ----------    ----------    ----------
          Operating earnings (loss) . . . . . .         3,880       248,058       152,279     1,412,368

Partnership's share of operations
  (loss) of unconsolidated ventures . . . . . .       133,797        71,768       322,154       468,369
                                                  -----------    ----------    ----------    ----------

          Net operating earnings (loss) . . . .       137,677       319,826       474,433     1,880,737

Gain on sale of property by
  unconsolidated venture. . . . . . . . . . . .         --            --            --          980,379
                                                  -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . .   $   137,677       319,826       474,433     2,861,116
                                                  ===========    ==========    ==========    ==========





                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------

          Net earnings (loss) per
            limited partnership
            interest:
              Net operating earnings (loss) . .   $      3.18          7.39         10.41         40.37
              Gain on sale of property
                by unconsolidated venture . . .         --            --            --            22.43
                                                  -----------    ----------    ----------    ----------

                                                  $      3.18          7.39         10.41         62.80
                                                  ===========    ==========    ==========    ==========

          Cash distributions per
           limited partnership
           interest . . . . . . . . . . . . . .   $     --           120.00        540.00        147.57
                                                  ===========    ==========    ==========    ==========




















                              See accompanying notes to financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $    474,433      2,861,116
  Items not requiring cash or cash equivalents:
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        --            27,085
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .     (322,154)       993,546
    Partnership's share of gain on sale of property by
      unconsolidated venture. . . . . . . . . . . . . . . . . . . . . . . .        --          (980,379)
    Provision for loan loss . . . . . . . . . . . . . . . . . . . . . . . .        --           106,000
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . .      319,916         73,982
  Deferred interest receivable. . . . . . . . . . . . . . . . . . . . . . .        --          (145,793)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (36,419)        17,621
  Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            96,745
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (97,373)           372
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      338,403      3,050,295
                                                                            ------------    -----------
Cash flows from investing activities:
  Distributions from unconsolidated ventures. . . . . . . . . . . . . . . .      603,180      4,458,976
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .      603,180      4,458,976
                                                                            ------------    -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .  (23,369,175)    (6,386,147)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (24,042)      (134,637)
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .  (23,393,217)    (6,520,784)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .  (22,451,634)       988,487
          Cash and cash equivalents, beginning of year. . . . . . . . . . .   28,105,829      5,205,597
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $  5,654,195      6,194,084
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

                      SEPTEMBER 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The accompanying financial statements include $322,154 and $468,369, respectively, of the Partnership's share of total property operations of $961,369 and $1,320,157 the nine months ended September 30, 1997 and 1996 for unconsolidated properties held for sale or sold during the past two years.

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


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                        September 30,
                                    1997       1996         1997
                                  -------     ------    -------------
Mortgage investment
  servicing fees. . . . . . .     $  --       41,763          --
Reimbursement (at cost) for
  salary and salary-related
  expenses related to the
  on-site and other costs
  for the Partnership and
  its investment properties .      23,519     17,919         16,407
                                  -------    -------         ------
                                  $23,519     59,682         16,407
                                  =======    =======         ======

     The General Partners have deferred payment of approximately $442,000 of their distributions of prior net cash flow from the Partnership and approximately $877,000 of their subordinated portion of sales and repayment proceeds at September 30, 1997, in accordance with the subordination requirements of the Partnership Agreement. Such subordination requirements are not expected to be attained over the remaining expected operating period of the Partnership. All amounts deferred or currently payable do not bear interest.


NORTH RIVERS MARKET SHOPPING CENTER

     Occupancy increased to 88% at September 30, 1997, from 87% at June 30, 1997. The property manager has been attempting to lease the remaining vacant space in the center and as a result, the center is currently 94% leased. As the venture has committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and, therefore, is not subject to continued depreciation. In such regard, the venture has reached an agreement in principle to sell the property by the end of 1997 to an independent third party. However, the sale is subject to various contingencies including final documentation and therefore there can be no assurance that a sale transaction will be completed in the near term with this or any other purchaser. If the sale is completed on the proposed terms, the venture would recognize a gain in 1997 for financial reporting purposes (due in part to the $2,300,000 value impairment provision recorded by the venture in 1995) and a gain in 1997 for Federal income tax purposes, approximately 33.5% of which would be allocated to the Partnership.


UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical income statement information for the North Rivers Market Shopping Center Venture for the nine months ended September 30, 1997 and 1996.

                                               1997         1996
                                            ----------   ---------
     Total revenues . . . . . . . . . .     $1,378,877   1,299,474
                                            ==========   =========
     Operating income (loss). . . . . .     $  961,369     705,957
                                            ==========   =========
     Net income (loss) to Partnership .     $  322,154     236,566
                                            ==========   =========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

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

     The Partnership has been made aware that in July and September 1997, two unsolicited tender offers to some of the Holders of Interests were made by an unaffiliated third party. These offers sought to purchase up to 4.9% of the Interests in the Partnership at $105 per Interest. One offer was extended to October 1997 and has now expired and the second offer is scheduled to expire in mid-November. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 2.49% of the outstanding Interests have been purchased in 1996 and 1997 by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     The affairs of the Partnership are expected to be wound up in the 1997-1998 time frame, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Although the Partnership expects to distribute sale proceeds from the planned disposition of the Partnership's remaining investment in North Rivers Market, aggregate sale and repayment distributions received by Holders of Interests over the entire term of the Partnership are expected to be less than their original investment.

     It is currently anticipated that the Partnership will distribute approximately $2.6 million ($60 per Interest) to the Holders of Interests in late November, 1997.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1997 as compared to December 31, 1996 is due primarily to distributions of approximately $23,153,000 ($535 per Interest) made to the Limited Partners in February 1997 representing substantially all of the proceeds from the repayment of the Franklin Farm Village Center and Riverpoint Shopping Center mortgage loans in 1996. The Partnership also distributed approximately $240,000 of operating cash flow in May 1997 ($24,042 of which was the General Partners' share).

     The decrease in interest and other receivables at September 30, 1997 as compared to December 31, 1996 is due primarily to the 1997 receipt from the affiliated venture partner (Mortgage Partners-III) of the final distribution of cash from Calibre Point Apartments, which was sold in May 1996. An additional decrease in interest and other receivables is due to a decrease in accrued interest as a result of a decrease in cash and cash equivalents at September 30, 1997 as described above.

     The decrease in accounts payable at September 30, 1997 as compared to December 31, 1996 is due primarily to the 1997 payment of accrued mortgage investment servicing fees and recurring professional fees.

     The decrease in other liabilities at September 30, 1997 as compared to December 31, 1996 is due primarily to deposits held for real estate taxes and insurance for the Riverpoint Shopping Center at December 31, 1996 which were remitted to the borrower in 1997 in conjunction with the December 1996 loan payoff.

     The decreases in interest income, mortgage investment servicing fees, and amortization of deferred expenses for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 are due primarily to the repayment of the Riverpoint Center and Franklin Farm Village Center mortgage loans in 1996.

     The decrease in Partnership's share of operations of unconsolidated ventures for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is due primarily to the sale of the Calibre Pointe Apartments in May 1996. The increase in the Partnership's share of operations of unconsolidated ventures for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is primarily due to the suspension of depreciation in 1997 on the North Rivers Market property as such property was classified by the venture as held for sale or disposition as of December 31, 1996.

     An additional provision for loan loss on the loan secured by the Riverpoint Center was recorded by the lenders in July 1996, of which the Partnership's share was $106,000.

     Gain on sale of property by unconsolidated venture of approximately $980,000 for the nine months ended September 30, 1996 represents the Partnership's share of gain from the sale of the Calibre Pointe Apartments in May 1996.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's investment property owned during 1997.

                                                    1996                             1997
                                       -------------------------------  -------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----

1.  North Rivers Market
      Shopping Center
      North Charleston,
      South Carolina. . . . .       85%        83%       83%       81%      87%     87%     88%




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

           10-B.  Agreement of Partnership of North Rivers Market
Associates between JMB Mortgage Partners, Ltd. - III and the Partnership, dated April 26, 1993 hereby incorporated herein by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-16599) dated August 8, 1997.

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


                JMB MORTGAGE PARTNERS, LTD. - IV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Senior Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997