Form 10-K405
period 1997-12-31
JMB MORTGAGE PARTNERS LTD IV
filed 1998-03-30
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                              FORM 10-K


            Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the fiscal year
ended December 31, 1997        Commission file number 0-16599



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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                          TABLE OF CONTENTS



                                                      Page
                                                      ----
PART I

Item 1.     Business . . . . . . . . . . . . . . . . .   1

Item 2.     Properties . . . . . . . . . . . . . . . .   3

Item 3.     Legal Proceedings. . . . . . . . . . . . .   5

Item 4.     Submission of Matters to a
            Vote of Security Holders . . . . . . . . .   5


PART II

Item 5.     Market for the Partnership's
            Limited Partnership Interests and
            Related Security Holder Matters. . . . . .   5

Item 6.     Selected Financial Data. . . . . . . . . .   6

Item 7.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations. . . . . . . . . . .   8

Item 7A.    Quantitative and Qualitative
            Disclosure About Market Risk . . . . . . .  10

Item 8.     Financial Statements and
            Supplementary Data . . . . . . . . . . . .  11

Item 9.     Changes in and Disagreements
            with Accountants on Accounting and
            Financial Disclosure . . . . . . . . . . .  37


PART III

Item 10.    Directors and Executive Officers
            of the Partnership . . . . . . . . . . . .  37

Item 11.    Executive Compensation . . . . . . . . . .  40

Item 12.    Security Ownership of Certain
            Beneficial Owners and Management . . . . .  41

Item 13.    Certain Relationships and
            Related Transactions . . . . . . . . . . .  42


PART IV

Item 14.    Exhibits, Financial Statement
            Schedules, and Reports on Form 8-K . . . .  42


SIGNATURES   . . . . . . . . . . . . . . . . . . . . .  44

                               PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Financial Statements contained in this report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Mortgage Partners, Ltd. - IV (the "Partnership"), is a limited partnership formed in 1986 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to make first mortgage loans and senior land purchase-leasebacks/leasehold mortgage loans and, to a lesser extent, wrap-around and junior mortgage loans and land purchase-leaseback arrangements on a subordinated basis. On September 18, 1986, the Partnership commenced an offering of $75,000,000 (subject to increase by up to $75,000,000) in Limited Partnership Interests (the "Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-4036). A total of 43,271.25 Interests were sold to the public at $1,000 per Interest before certain discounts for volume purchases (fractional interests are due to Distribution Reinvestment Program). The offering terminated on
December 31, 1987. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's mortgage investments according to the number of Interests held.

     The Partnership was engaged solely in the business of investing in real estate, such as residential garden apartment complexes and smaller commercial properties through participating first mortgage loans and certain other mortgage investments. As of December 31, 1997, all of the Partnership's investments in real estate have been liquidated. The Partnership's mortgage investments were located throughout the nation, and it had no mortgage investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2036. The Partnership is self-liquidating in nature. At disposition of a particular mortgage investment or property through sale, repayment or maturity of such investment, the net proceeds, if any, were held for working capital, distributed or reinvested in existing mortgage investments or properties held rather than invested in acquiring additional mortgage investments. Reference is also made to
Item 7.

     The Partnership made mortgage investments in the properties listed below.

                                             DATE OF           SALE OR
      PROPERTY               SIZE          INVESTMENT      REPAYMENT DATE    TYPE OF INVESTMENT
----------------------    ----------     ---------------   ---------------   ---------------------
1. Calibre Pointe
    Apartments
    Atlanta, Georgia .     214 units     September, 1987       5-30-96       Fee ownership of land and
                                                                             improvements (through joint
                                                                             venture partnership) (a)

2. North Rivers Market
    shopping center
    North Charleston,
    South Carolina . .      204,779      December, 1987       12-30-97       Fee ownership of land and
                            sq.ft.                                           improvements (through joint
                                                                             venture partnership) (b)
3. Riverpoint Center
    shopping center
    Chicago, Illinois.      196,080       August, 1987        12-24-96       Participating first
                            sq.ft.                                           mortgage loan (c)

4. Franklin Farm
    Village Center
    shopping center
    Fairfax County,
    Virginia . . . . .      104,000      December, 1991       10-30-96       Participating first
                            sq.ft.                                           mortgage loan (c)

---------------

     (a)   Reference is made to the Notes for a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to this property in December 1991 and for a description of the subsequent sale of this property in May 1996.

     (b)   Reference is made to the Notes for a description of the events resulting in the Partnership accounting for its investment as a joint venture investment in real estate effective September 1, 1992.  Also, reference is made to the Notes for a description of the sale of this property in December 1997.

     (c)   Reference is made to the Notes filed with this annual report for a description of the events resulting in the repayment of this mortgage loan.

     The Partnership's agreements for these mortgage investments were made in fiscal 1991, 1989, 1988 and 1987. The Partnership's participating first mortgage loan on the Calibre Pointe Apartments in Atlanta, Georgia is described in the Notes including the events resulting in the Partnership obtaining legal title to the property in December 1991 and subsequent sale in May 1996. The Partnership's participating first mortgage loan on the North Rivers Market Shopping Center in North Charleston, South Carolina is described in the Notes including the subsequent acquisition of the property in May 1993 and subsequent sale in December 1997. The Partnership's fundings of a participating first mortgage loan secured by the Riverpoint Center shopping center, located in Chicago, Illinois and subsequent payoff in December 1996 is described in the Notes. The Partnership's fundings of a participating first mortgage loan secured by the Franklin Farm Village Center, located in Fairfax County, Virginia and subsequent payoff in October 1996 is described in the Notes. All such descriptions from the Notes are incorporated herein by reference.

     The properties which secured the Partnership's investments were subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants. Additionally, the properties securing the Partnership's investments were in competition for new tenants. Reference is made to Item 7. The Partnership maintained the suitability and competitiveness of its owned properties in their markets primarily on the basis of effective rents, tenant allowances and service provided to tenants.

     The Partnership has no employees other than personnel performing on-site duties at the North Rivers Market investment property, prior to its sale in December 1997, none of whom are officers or directors of the Corporate General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners of the Partnership, and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership had made mortgage investments in the four properties referred to under Item 1 above, to which reference is hereby made for a description of said investments.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment property owned during 1997:

                                                         1996                     1997
                                               --------------------------------------------------
                              Principal           At    At     At    At    At    At     At    At
                              Business           3/31  6/30   9/30 12/31  3/31  6/30   9/30 12/31
                              -----------        ----  ----   ---- -----  ----  ----  ----- -----
1. North Rivers Market
    Shopping Center
    North Charleston,
    South Carolina . . . . .  Retail              85%   83%    83%   81%   87%   87%    88%   N/A


--------------------

     An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1996 and 1997.




                               PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 6,898 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interest. The price to be paid for the Interests as well as any other economic aspects of the transaction will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which, may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distribu-tions made to the Limited Partners.

     Reference is made to Item 7 below for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                   JMB MORTGAGE PARTNERS, LTD. - IV
                                        (A LIMITED PARTNERSHIP)

                       YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993

                             (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                             1997          1996          1995         1994         1993
                         ------------   ----------    ----------   ----------   ----------
Total revenues . . . . . $    438,487    2,468,952     2,626,166    2,400,118    2,383,337
                         ============   ==========    ==========   ==========   ==========
Partnership's share of
  operations (loss) of
  unconsolidated
  ventures . . . . . . . $    405,869      556,008      (144,192)     663,684      548,981
                         ============   ==========    ==========   ==========   ==========
Gains on sales of
 properties by uncon-
 solidated ventures. . . $  1,554,939      980,379        --            --           --
                         ============   ==========    ==========   ==========   ==========
Net earnings
 (loss). . . . . . . . . $  2,284,827    3,358,771     1,923,264    2,832,873    2,650,035
                         ============   ==========    ==========   ==========   ==========
Net earnings (loss)
 per Interest (b):
  Earnings (loss)
   before gains on sales
   of investment
   properties. . . . . . $       9.60        48.85         37.05        59.89        56.79
  Gains on sales of
   properties by
   unconsolidated
   ventures. . . . . . .        32.78        22.42         --           --           --
                         ------------   ----------    ----------   ----------   ----------
Net earnings . . . . . . $      42.38        71.27         37.05        59.89        56.79
                         ============   ==========    ==========   ==========   ==========
Total assets . . . . . . $  7,915,146   32,261,029    36,850,082   38,080,726   37,784,769
                         ============   ==========    ==========   ==========   ==========
Cash distributions
 per Interest (c). . . . $     601.63       174.57         67.50        50.21        40.00
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

     At December 31, 1997, the Partnership had cash and cash equivalents of approximately $2,800,000. In addition, approximately $4,960,000 was received from the North Rivers Market joint venture in January 1998 representing a substantial portion of the Partnership's share of the proceeds received upon the sale of the property. In February 1998, approximately $6,881,000 ($159 per Interest) was distributed to the Limited Partners and approximately $120,000 to the General Partners representing a substantial portion of the sales proceeds from the sale of the North Rivers Market investment property and a portion of the Partnership's working capital reserves. As the Partnership's last remaining real estate investment was sold in December 1997, the remaining funds will be held to pay for the Partnership's remaining expenses and liabilities with any remaining amounts expected to be distributed to the Limited and General Partners upon liquidation of the Partnership pursuant to the provisions of the Partnership Agreement. In connection with the sale of the North Rivers Market shopping center and as is customary in such transactions, certain representations and warranties were made to the buyer of the North Rivers Market shopping center (in the maximum amount of $500,000 or approximately $167,500 to the Partnership) as discussed more fully in the Notes. In February 1997, approximately $23,153,000 ($535 per Interest) was distributed to the Limited Partners representing a portion of the proceeds of the repayment of Franklin Farm and Riverpoint mortgage loans as discussed below. In addition, approximately $2,597,000 ($60 per Interest) was distributed to the Limited Partners in November 1997 representing distributions of prior Partnership cash generated from operations and a portion of the Partnership's working capital reserve. The General Partners will not receive their subordinated portion of sales and repayment proceeds due to the limitations upon such distributions as discussed in the Notes.

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

     The Partnership has been made aware that in July and September 1997 and January 1998, three unsolicited tender offers to some of the Holders of Interests were made by an unaffiliated third party. These offers sought to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $45 to $105 per Interest. All of such offers have now expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 2.49% of the outstanding Interests have been purchased in 1996, 1997 and 1998 by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998, it is unlikely that any further tender offers will be made for Interests.

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

NORTH RIVERS MARKET SHOPPING CENTER

     The Partnership had committed to a plan to sell the property in the near term and had classified this property as held for sale as of December 31, 1996. On December 30, 1997 the North Rivers Market Associates joint venture sold the land and related improvements of the North Rivers Market Shopping Center for $14,708,742. Reference is made to the Notes for a further description of such event.

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

GENERAL

     In an effort to reduce Partnership operating expenses, the Partnership elected to make a semi-annual operating distribution each year beginning in November 1995.

     The affairs of the Partnership are expected to be wound up in 1998, barring unforeseen economic developments. The Partnership's goal of capital appreciation will not be achieved. Aggregate sale and repayment distributions received by Holders of Interests over the entire term of the Partnership will be less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 is due primarily to distributions of approximately $23,153,000 ($535 per Interest) in February 1997 and $2,600,000 ($60 per Interest) in late November 1997, respectively, made to the Limited Partners representing substantially all of the proceeds from the repayment of the Franklin Farm Village Center and Riverpoint Shopping Center mortgage loans in 1996, previously undistributed cash generated from operations and a portion of the Partnership's working capital reserve. The Partnership also distributed approximately $240,000 of operating cash flow in May 1997 ($24,042 of which was the General Partners' share).

     The increase in investment in unconsolidated ventures, at equity at December 31, 1997 as compared to December 31, 1996 is primarily due to the sale of the North Rivers Market Shopping Center by the unconsolidated venture in late 1997 but the Partnership's share of the proceeds of the sale not being remitted to the Partnership until early 1998.

     The decrease in other liabilities at December 31, 1997 as compared to December 31, 1996 is primarily due to deposits held for real estate taxes and insurance for the Riverpoint Shopping Center. Such amounts were remitted to the borrower in 1997 in conjunction with the December 1996 loan repayment.

     The decreases in interest income and mortgage investment servicing fees for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the year ended December 31, 1996 as compared to the year ended December 31, 1995 are due primarily to the repayment of the Riverpoint Center and Franklin Farm Village Center mortgage loans in 1996.

     The increase in professional services for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due primarily to expenses incurred in connection with tender offer matters discussed above.

     The decrease in amortization of deferred costs for the year ended December 31, 1997 as compared to the year ended December 31, 1996 and the increase in amortization of deferred costs for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to all such costs becoming fully amortized due to the 1996 repayment of the mortgage loans secured by the Franklin Farm Village Center and Riverpoint Shopping Center.

     The provisions for loan loss for 1996 and 1995 are the result of loan loss provisions recorded on the mortgage note secured by the Riverpoint Shopping Center.

     The decrease in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to the sale of the Calibre Pointe Apartments in May 1996. The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the provision for value impairment of $2,300,000 recorded at September 30, 1995 at North Rivers Market Shopping Center (of which the Partnership's share was approximately $771,000).

     The gain on sale of property by unconsolidated venture of $1,554,939 in 1997 and $980,379 in 1996 is due to the December 1997 sale of the North Rivers Market Shopping Center and to the May 1996 sale of the Calibre Pointe Apartments, respectively.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Due to the sale of the Partnership's last remaining investment property in 1997 and the expected liquidation of the Partnership during 1998, inflation is not expected to significantly impact future operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  JMB MORTGAGE PARTNERS, LTD. - IV
                       (A LIMITED PARTNERSHIP)


                                INDEX

Independent Auditors' Report

Balance Sheets, December 31, 1997 and 1996

Statements of Operations, years ended December 31,
  1997, 1996 and 1995

Statements of Partners' Capital Accounts, years ended
  December 31, 1997, 1996 and 1995

Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

Notes to Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



                   NORTH RIVERS MARKET ASSOCIATES
                       (A GENERAL PARTNERSHIP)


                                INDEX

Independent Auditors' Report

Balance Sheets, December 31, 1997 and 1996

Statements of Operations, years ended December 31,
  1997, 1996 and 1995

Statements of Partners' Capital Accounts, years ended
  December 31, 1997, 1996 and 1995

Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. - IV at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.









                                 KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998


                                   JMB MORTGAGE PARTNERS, LTD. - IV
                                        (A LIMITED PARTNERSHIP)

                                            BALANCE SHEETS

                                      DECEMBER 31, 1997 AND 1996

                                                ASSETS
                                                ------
                                                                        1997             1996
                                                                    ------------     -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .    $  2,783,994      28,105,829
  Interest and other receivables . . . . . . . . . . . . . . . .          12,154         341,995
                                                                    ------------     -----------
          Total current assets . . . . . . . . . . . . . . . . .       2,796,148      28,447,824
                                                                    ------------     -----------
Investment in unconsolidated ventures,
 at equity . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,118,998       3,813,205
                                                                    ------------     -----------
                                                                    $  7,915,146      32,261,029
                                                                    ============      ==========





                                   JMB MORTGAGE PARTNERS, LTD. - IV
                                        (A LIMITED PARTNERSHIP)

                                            BALANCE SHEETS


                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                              ------------------------------------------

                                                                        1997             1996
                                                                    ------------     -----------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .    $     20,377         183,999
  Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .          15,477          42,216
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . .           7,683          97,373
                                                                    ------------     -----------
          Total current liabilities. . . . . . . . . . . . . . .          43,537         323,588
                                                                    ------------     -----------
Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . .           1,000           1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . .       2,355,338       1,904,412
    Cumulative cash distributions. . . . . . . . . . . . . . . .      (2,164,626)     (1,850,218)
                                                                    ------------     -----------
                                                                         191,712          55,194
                                                                    ------------     -----------
  Limited partners (43,276.25 interests):
    Capital contributions, net of
     offering costs. . . . . . . . . . . . . . . . . . . . . . .      37,619,348      37,619,348
    Cumulative net earnings. . . . . . . . . . . . . . . . . . .      23,228,766      21,394,865
    Cumulative cash distributions. . . . . . . . . . . . . . . .     (53,168,217)    (27,131,966)
                                                                    ------------     -----------
                                                                       7,679,897      31,882,247
                                                                    ------------     -----------
          Total partners' capital accounts . . . . . . . . . . .       7,871,609      31,937,441
                                                                    ------------     -----------
                                                                    $  7,915,146      32,261,029
                                                                    ============     ===========







                            See accompanying notes to financial statements.

                                   JMB MORTGAGE PARTNERS, LTD. - IV
                                        (A LIMITED PARTNERSHIP)

                                       STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                        1997           1996            1995
                                                    ------------   ------------    ------------
Income:
  Interest income. . . . . . . . . . . . . . . .    $    438,487      2,468,952       2,626,166
                                                    ------------   ------------    ------------
Expenses:
  Mortgage investment servicing fees . . . . . .           --            51,189          55,634
  Professional services. . . . . . . . . . . . .          62,708         88,258          64,664
  Amortization of deferred costs . . . . . . . .           --           221,069          35,782
  General and administrative . . . . . . . . . .          51,760        180,884         219,144
  Provision for loan loss. . . . . . . . . . . .           --           105,168         183,486
                                                    ------------   ------------    ------------
                                                         114,468        646,568         558,710
                                                    ------------   ------------    ------------

                                                         324,019      1,822,384       2,067,456

Partnership's share of operations (loss)
  of unconsolidated ventures . . . . . . . . . .         405,869        556,008        (144,192)
                                                    ------------   ------------    ------------

          Earnings (loss) before gains on sales
            of investment properties . . . . . .         729,888      2,378,392       1,923,264

Gains on sales of properties by
  unconsolidated ventures. . . . . . . . . . . .       1,554,939        980,379           --
                                                    ------------   ------------    ------------

          Net earnings (loss). . . . . . . . . .    $  2,284,827      3,358,771       1,923,264
                                                    ============   ============    ============
          Net earnings (loss) per
           limited partnership interest:
            Earnings (loss) before gains on
             sales of investment properties. . .    $       9.60          48.85           37.05
            Gains on sales of properties by
             unconsolidated ventures . . . . . .           32.78          22.42           --
                                                    ------------   ------------    ------------
                                                    $      42.38          71.27           37.05
                                                    ============   ============    ============

                            See accompanying notes to financial statements.

                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)

                                  STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                 GENERAL PARTNERS                                  LIMITED PARTNERS (43,276.25)
               --------------------------------------------------    ---------------------------------------------------
                         NET                                                NET
              CONTRI-  EARNINGS      CASH                     CONTRI-     EARNINGS     CASH
              BUTIONS   (LOSS)   DISTRIBUTIONS    TOTAL       BUTIONS      (LOSS)  DISTRIBUTIONS  TOTAL
              ------- ---------- ------------- -----------  -----------  ----------------------------------
Balance at
 December 31,
 1994. . . . . $1,000  1,310,379   (1,265,989)     45,390   37,619,348   16,706,863 (16,656,206)37,670,005

Net earnings
 (loss). . . .   --      319,763        --        319,763        --       1,603,501       --     1,603,501

Cash distri-
 butions
 ($67.50 per
 limited
 partnership
 interest) . .   --        --        (319,763)   (319,763)       --           --     (2,921,155)(2,921,155)
               ------  ---------   ----------    --------   ----------   ---------- ----------------------
Balance at
 December 31,
 1995. . . . .  1,000  1,630,142   (1,585,752)     45,390   37,619,348   18,310,364 (19,577,361)36,352,351

Net earnings
 (loss). . . .   --      274,270        --        274,270        --       3,084,501       --     3,084,501

Cash distri-
 butions
 ($174.57 per
 limited
 partnership
 interest) . .   --        --        (264,466)   (264,466)       --           --     (7,554,605)(7,554,605)
               ------  ---------   ----------    --------   ----------   ---------- ----------------------








                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)

                            STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED



                                 GENERAL PARTNERS                                 LIMITED PARTNERS (43,276.25)
               --------------------------------------------------    ---------------------------------------------------
                         NET                                                NET
              CONTRI-  EARNINGS      CASH                     CONTRI-     EARNINGS     CASH
              BUTIONS   (LOSS)   DISTRIBUTIONS    TOTAL       BUTIONS      (LOSS)  DISTRIBUTIONS  TOTAL
              ------- ---------- ------------- -----------  -----------  ----------------------------------

Balance at
 December 31,
 1996. . . . .  1,000  1,904,412   (1,850,218)     55,194   37,619,348   21,394,865 (27,131,966)31,882,247

Net earnings
 (loss). . . .   --      450,926        --        450,926        --       1,833,901       --     1,833,901

Cash distri-
 butions
 ($601.63 per
 limited
 partnership
 interest) . .   --        --        (314,408)   (314,408)       --           --    (26,036,251)(26,036,251)
               ------  ---------   ----------    --------   ----------   ---------- ----------------------
Balance at
 December 31,
 1997. . . . . $1,000  2,355,338   (2,164,626)    191,712   37,619,348   23,228,766 (53,168,217) 7,679,897
               ======  =========   ==========    ========   ==========   ========== ======================
















                               See accompanying notes to financial statements.

                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                         1997           1996            1995
                                                     -----------     -----------    -----------
Cash flows from operating activities:
  Net earning (loss) . . . . . . . . . . . . . .     $ 2,284,827       3,358,771      1,923,264
  Items not requiring cash or cash equivalents:
    Amortization of deferred costs . . . . . . .           --            221,069         35,782
    Provision for loan loss. . . . . . . . . . .           --            105,168        183,486
    Partnership's share of operations of
      unconsolidated ventures, net of
      distributions. . . . . . . . . . . . . . .         249,146         657,946      1,598,508
   Gain on sale of property by uncon-
    solidated venture. . . . . . . . . . . . . .      (1,554,939)       (980,379)         --
   Changes in:
    Interest and other receivables . . . . . . .         329,841        (226,038)       (36,640)
    Deferred interest receivable . . . . . . . .           --          1,039,161       (316,279)
    Accounts payable . . . . . . . . . . . . . .        (163,622)         45,780        (17,673)
    Due to affiliates. . . . . . . . . . . . . .         (26,739)       (256,935)       229,325
    Other liabilities. . . . . . . . . . . . . .         (89,690)         82,402       (124,642)
                                                     -----------     -----------    -----------
          Net cash provided by (used in)
            operating activities . . . . . . . .       1,028,824       4,046,945      3,475,131
                                                     -----------     -----------    -----------
Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated ventures, including
    cash proceeds from sale of property. . . . .           --          4,708,711        639,246
  Collection of principal on mortgage
    notes receivable . . . . . . . . . . . . . .           --         21,964,802          --
  Payment of deferred costs. . . . . . . . . . .           --             (1,155)        (5,219)
                                                     -----------     -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . . . .           --         26,672,358        634,027
                                                     -----------     -----------    -----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . .     (26,036,251)     (7,554,605)    (2,921,155)
  Distributions to general partners. . . . . . .        (314,408)       (264,466)      (319,763)
                                                     -----------     -----------    -----------




                                      JMB MORTGAGE PARTNERS, LTD. - IV
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONTINUED



                                                         1997           1996            1995
                                                     -----------     -----------    -----------
          Net cash provided by
            (used in) financing
            activities . . . . . . . . . . . . .     (26,350,659)     (7,819,071)    (3,240,918)
                                                     -----------     -----------    -----------
          Net increase (decrease)
            in cash and cash
            equivalents. . . . . . . . . . . . .     (25,321,835)     22,900,232        868,240
          Cash and cash equivalents,
            beginning of year. . . . . . . . . .      28,105,829       5,205,597      4,337,357
                                                     -----------     -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . .     $ 2,783,994      28,105,829      5,205,597
                                                     ===========     ===========    ===========
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . . . .     $     --              --             --
                                                     ===========     ===========    ===========
  Non-cash investing and financing
    activities . . . . . . . . . . . . . . . . .     $     --              --             --
                                                     ===========     ===========    ===========


















                               See accompanying notes to financial statements.

                   JMB MORTGAGE PARTNERS, LTD.-IV
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

            YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held through a joint venture an investment in operating real estate. Such investment was in the form of an equity investment. Business activities consisted of rentals to commercial tenants and the sale of such real estate. The Partnership currently expects to conduct an orderly liquidation of the remaining assets as quickly as practicable and wind up its affairs not later than December 31, 1998 barring unforseen economic developments.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in Calibre Pointe Associates (property sold in May 1996) and North Rivers Market Associates (property sold in December 1997).

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded in the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:



                                                1997                            1996
                                                -------------------------------------------------------------
                                                      TAX BASIS                       TAX BASIS
                                     GAAP BASIS      (UNAUDITED)     GAAP BASIS      (UNAUDITED)
                                    ------------     -----------    ------------     ----------
Total assets . . . . . . . . . .      $7,915,146      13,386,118      32,261,029     38,630,888
Partners' capital
 accounts:
    General Partners . . . . . .         191,712         191,712          55,194          --
    Limited Partners . . . . . .       7,679,897      13,166,347      31,882,247     38,509,452
Net earnings:
    General Partners . . . . . .         450,926         506,120         274,270        286,191
    Limited Partners . . . . . .       1,833,901         693,146       3,084,501      1,345,095
Net earnings per
 limited partner-
  ship interest. . . . . . . . .           42.38           16.02           71.27          31.08
                                      ==========      ==========     ===========    ===========


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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures are considered cash flow from operating activities to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less (approximately $2,767,000 and $27,860,000 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred costs in connection with mortgage investments were amortized over the terms of the related agreements relating to such mortgage investments using the straight-line method. Unamortized deferred costs were expensed upon early payment of a mortgage loan.

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

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.

     The accompanying financial statements include $405,869, $556,008 and ($144,192), respectively, of the Partnership's share of total property operations of $1,211,187, $1,581,170 and ($550,607) of unconsolidated properties held for sale or disposition as of December 31, 1997 or sold or disposed of in the past three years.


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

     On May 17, 1993, the borrower, pursuant to a deed in lieu of foreclosure, transferred legal title of the property to North Rivers Market Associates ("NRMA") to own and operate the complex. NRMA is a joint venture in which the Partnership and Mortgage Partners-III each own shares in proportion to their original share of the former first mortgage loan. The terms of the venture agreement provide in general that the benefits of ownership, including tax effects, net cash receipts, sale proceeds, and future contribution obligations are allocated or distributed, as the case may be, between the Partnership and the venture partner in proportion to their respective capital accounts. The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) of the property contributed to the venture in an amount not in excess of its then estimated fair value. NRMA recorded a provision for value impairment in the amount of $2,300,000 (of which $770,000 has been allocated to the Partnership and was reflected in the Partnership's share of operations of unconsolidated ventures for the year ended December 31,
1995) for financial reporting purposes.

     An affiliate of the General Partners of the Partnership assumed management of the property under an agreement which provided for a fee computed as 6% of the gross income of the property. Such property management fees for the years ended December 31, 1997, 1996 and 1995 aggregated $109,828, $96,783 and $98,452, respectively.

     On December 30, 1997, NRMA sold the land and related improvements of the property. The sale price of the property was $14,708,742, which was received in cash at closing by NRMA (net of selling costs and prorations). The sale resulted in a gain of approximately $4,640,000 to NRMA for financial reporting purposes (of which the Partnership's share was $1,554,939), due in part to the value impairment provision of $2,300,000 recorded by NRMA in 1995 as discussed above. In addition, NRMA recognized a gain on sale of approximately $2,245,000 for Federal income tax reporting purposes in 1997 (of which the Partnership's share was $752,467).

     In connection with the sale of this property, as is customary in such transactions, NRMA agreed to certain representations and warranties, with a stipulated survival period which expires in late September, 1998. Although it is not expected, NRMA may ultimately have some liability under such representations and warranties which, in no event, is to exceed $500,000 (of which the Partnership's share would be approximately $167,500). It is expected that the Partnership will make its final distributions and wind up its affairs during 1998 after the expiration of the survival period, barring unforeseen circumstances.

     As NRMA had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and therefore, was not subject to continued depreciation.

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

Any net losses from Partnership operations will be allocated 90% to the Limited Partners and 10% to the General Partners. Net profits from the repayment or other disposition of mortgage investments will generally be allocated first to the General Partners in an amount equal to the greater of 1% of such net profits or the cash distributions to the General Partners from the proceeds of such repayment or other disposition (as described below). The remaining net profits from any disposition of mortgage investments will be allocated to the Limited Partners. Net losses from the repayment or other disposition of mortgage investments will be allocated 99% to the Limited Partners and 1% to the General Partners. Notwithstanding such profit and loss allocation provisions, the Partnership Agreement further provides that if at any time profits (including items thereof) are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the General Partners shall be allocated profits to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event. In general, the effect of this provision is to defer the recognition of taxable gain to the Limited Partners and such provision was applied to the taxable gain allocated to the General Partners for financial reporting and Federal income tax purposes in 1997.

     The General Partners are not required to make any additional capital contributions except under certain limited circumstances upon dissolution and termination of the Partnership. Distributions of "net cash flow" of the Partnership will be made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts" on a non-cumulative basis. Distributions of "repayment proceeds" will be made 100% to the Limited Partners until the Limited Partners have received repayment proceeds equal to their capital investment plus a stipulated return on their current capital account. As the Limited Partners will not receive repayment proceeds equal to their original contributed capital from the investments of the Partnership, the General Partners will not receive any distributions from all of the sales and repayments of the Partnership's investments or any portion of the subordinated operating distributions as described above. Of the cumulative distributions of $53,168,217 paid to the Limited Partners through December 31, 1997, $1,282,285 represents a 5% return to certain Limited Partners through January 22, 1988 (the final admittance of the Limited Partners) for the period during which the Limited Partner's subscription proceeds were held in escrow.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of and for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                        UNPAID AT
                                                       DECEMBER 31,
                            1997      1996     1995       1997
                          -------   -------  -------   ------------
Reimbursement (at cost)
 for accounting
 services. . . . . . . .  $ 9,569     4,919   33,542       4,248
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . .   20,591    16,819   20,029       6,128
Reimbursement (at cost)
 for legal services. . .    3,084     2,154    1,204       1,079
Reimbursement (at cost)
 for administrative
 charges and other
 out-of-pocket
 expenses. . . . . . . .    4,041      --     83,106       4,022
                          -------   -------  -------      ------

                          $37,285    23,892  137,881      15,477
                          =======   =======  =======      ======

     The Corporate General Partner was entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees aggregated $452,670, all of which was paid at December 31, 1997.

INVESTMENT IN UNCONSOLIDATED VENTURES

     The following is summary financial information for Calibre Pointe Associates (through its sale in May 1996) and North Rivers Market
Associates as of and for the years ended December 31, 1997 and 1996:

                                        1997            1996
                                    -----------     -----------
Current assets . . . . . . . . .    $15,316,629       2,477,244
Current liabilities. . . . . . .        (43,046)       (151,923)
                                    -----------     -----------
     Working capital . . . . . .     15,273,583       2,325,321
                                    -----------     -----------
Investment property,
  net of depreciation. . . . . .          --          9,303,871
Other assets, net. . . . . . . .          --             25,088
Other liabilities, net . . . . .          --            (14,000)
Venture partners' equity . . . .    (10,154,585)     (7,827,075)
                                    -----------     -----------
     Partnership's capital . . .    $ 5,118,998       3,813,205
                                    ===========     ===========
Represented by :
  Invested capital . . . . . . .    $ 4,121,730       8,592,685
  Cumulative cash distributions.     (1,520,207)     (8,017,386)
  Cumulative net earnings. . . .      2,517,475       3,237,906
                                    -----------     -----------
                                    $ 5,118,998       3,813,205
                                    ===========     ===========
Total income . . . . . . . . . .    $ 1,834,177       2,837,475
                                    ===========     ===========
Expenses applicable to
  operating income . . . . . . .    $   622,990       1,256,304
                                    ===========     ===========
Earnings (loss) before gains
  on sale of property. . . . . .    $ 1,211,187       1,581,171
                                    ===========     ===========
Gain on sale . . . . . . . . . .    $ 4,640,224       2,600,763
                                    ===========     ===========

     Total income, expenses related to operating income, and net loss of Calibre Pointe Apartments and North Rivers Market Shopping Center for the year ended December 31, 1995 were $3,873,125, $4,423,732 and $550,607, respectively.

SUBSEQUENT EVENT

     In February 1998, the Partnership paid a distribution of $6,880,924 ($159.00 per Interest) to the Holders of Interests, which included $109 per Interest from the distributions received from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market shopping center and $50 per Interest from Partnership operational cash flow and reserves. The Partnership also paid a distribution of $120,212 to the General Partners, which represented their share of Partnership operational cash flow and reserves. The General Partners will not receive their share of any distribution of proceeds from the sale, as discussed above.

                    INDEPENDENT AUDITORS' REPORT



The Partners
JMB MORTGAGE PARTNERS, LTD. - IV:

     We have audited the financial statements of North Rivers Market Associates ("North Rivers"), an unconsolidated venture of JMB Mortgage Partners, Ltd. - IV ("Partnership") as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of North Rivers, an unconsolidated venture of JMB Mortgage Partners, Ltd. - IV as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.







                                    KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                    NORTH RIVERS MARKET ASSOCIATES
                    (AN UNCONSOLIDATED VENTURE OF JMB MORTGAGE PARTNERS, LTD. - IV)

                                            BALANCE SHEETS

                                      DECEMBER 31, 1997 AND 1996

                                                ASSETS
                                                ------
                                                                        1997             1996
                                                                    ------------     -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . .    $ 15,188,434       2,081,098
  Rents and other receivables, net of allowance
    for doubtful accounts of $87,133 in 1996 . . . . . . . . . .         128,195         117,432
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .           --             16,290
                                                                    ------------     -----------
          Total current assets . . . . . . . . . . . . . . . . .      15,316,629       2,214,820
                                                                    ------------     -----------
Investment property held for sale or disposition . . . . . . . .           --          9,303,871
                                                                    ------------     -----------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . .           --             10,345
Accrued rents receivable . . . . . . . . . . . . . . . . . . . .           --             13,743
                                                                    ------------     -----------
                                                                    $ 15,316,629      11,542,779
                                                                    ============     ===========





                                    NORTH RIVERS MARKET ASSOCIATES
                    (AN UNCONSOLIDATED VENTURE OF JMB MORTGAGE PARTNERS, LTD. - IV)

                                      BALANCE SHEETS - CONTINUED

                              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                              ------------------------------------------

                                                                        1997             1996
                                                                    ------------     -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .   $      43,046           3,784
  Accrued real estate tax. . . . . . . . . . . . . . . . . . . .           --            148,139
                                                                    ------------     -----------
          Total current liabilities. . . . . . . . . . . . . . .          43,046         151,923
                                                                    ------------     -----------
Tenant security deposits . . . . . . . . . . . . . . . . . . . .           --             14,000

Commitments and contingencies
                                                                    ------------     -----------
          Total liabilities. . . . . . . . . . . . . . . . . . .          43,046         165,923
                                                                    ------------     -----------
Partners' capital accounts:
  Mortgage-IV:
    Capital contributions. . . . . . . . . . . . . . . . . . . .       4,121,730       4,121,730
    Cumulative net earnings. . . . . . . . . . . . . . . . . . .       2,517,475         556,667
    Cumulative cash distributions. . . . . . . . . . . . . . . .      (1,520,207)       (865,192)
                                                                    ------------     -----------
                                                                       5,118,998       3,813,205
                                                                    ------------     -----------
  Venture Partner:
    Capital contributions. . . . . . . . . . . . . . . . . . . .       8,178,270       8,178,270
    Cumulative net earnings. . . . . . . . . . . . . . . . . . .       4,992,954       1,102,351
    Cumulative cash distributions. . . . . . . . . . . . . . . .      (3,016,639)     (1,716,970)
                                                                    ------------     -----------
                                                                      10,154,585       7,563,651
                                                                    ------------     -----------
          Total partners' capital accounts . . . . . . . . . . .      15,273,583      11,376,856
                                                                    ------------     -----------

                                                                    $ 15,316,629      11,542,779
                                                                    ============     ===========






                            See accompanying notes to financial statements.

                                    NORTH RIVERS MARKET ASSOCIATES
                    (AN UNCONSOLIDATED VENTURE OF JMB MORTGAGE PARTNERS, LTD. - IV)

                                       STATEMENTS OF OPERATIONS

                             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        1997           1996            1995
                                                    ------------   ------------    ------------
Income:
  Rental income. . . . . . . . . . . . . . . . .    $  1,781,294      1,761,195       1,628,007
  Interest income. . . . . . . . . . . . . . . .          52,883         72,244          53,947
                                                    ------------   ------------    ------------
                                                       1,834,177      1,833,439       1,681,954
                                                    ------------   ------------    ------------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . .           --           219,128         259,146
  Property operating expenses. . . . . . . . . .         616,299        646,259         605,156
  Provision for value impairment . . . . . . . .           --             --          2,300,000
  Amortization of deferred expenses. . . . . . .           6,691          5,854           4,117
                                                    ------------   ------------    ------------
                                                         622,990        871,241       3,168,419
                                                    ------------   ------------    ------------

          Operating earnings (loss). . . . . . .       1,211,187        962,198      (1,486,465)

Gain on sale of investment property. . . . . . .       4,640,224          --              --
                                                    ------------   ------------    ------------

          Net earnings (loss). . . . . . . . . .    $  5,851,411        962,198      (1,486,465)
                                                    ============   ============    ============














                            See accompanying notes to financial statements.

                                       NORTH RIVERS MARKET ASSOCIATES
                       (AN UNCONSOLIDATED VENTURE OF JMB MORTGAGE PARTNERS, LTD. - IV)

                                  STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                      MORTGAGE         VENTURE
                                                     PARTNERS-IV       PARTNER         TOTAL
                                                    ------------     -----------    -----------
Balance at December 31, 1994 . . . . . . . . . .    $  4,853,348       9,629,937     14,483,285

Capital contributions. . . . . . . . . . . . . .           --              --             --
Cash distributions . . . . . . . . . . . . . . .        (865,192)     (1,716,970)    (2,582,162)
Net earnings (loss). . . . . . . . . . . . . . .        (497,384)       (989,081)    (1,486,465)
                                                    ------------     -----------    -----------

Balance at December 31, 1995 . . . . . . . . . .       3,490,772       6,923,886     10,414,658

Capital contributions  . . . . . . . . . . . . .           --              --             --
Cash distributions . . . . . . . . . . . . . . .           --              --             --
Net earnings (loss). . . . . . . . . . . . . . .         322,433         639,765        962,198
                                                    ------------     -----------    -----------

Balance at December 31, 1996 . . . . . . . . . .       3,813,205       7,563,651     11,376,856

Capital contributions. . . . . . . . . . . . . .           --              --             --
Cash distributions . . . . . . . . . . . . . . .        (655,015)     (1,299,669)    (1,954,684)
Net earnings (loss). . . . . . . . . . . . . . .       1,960,808       3,890,603      5,851,411
                                                    ------------     -----------    -----------

Balance at December 31, 1997 . . . . . . . . . .    $  5,118,998      10,154,585     15,273,583
                                                    ============     ===========    ===========











                               See accompanying notes to financial statements.

                                       NORTH RIVERS MARKET ASSOCIATES
                       (AN UNCONSOLIDATED VENTURE OF JMB MORTGAGE PARTNERS, LTD. - IV)

                                          STATEMENTS OF CASH FLOWS

                                YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                         1997           1996            1995
                                                    ------------     -----------    -----------
Cash flows from operating activities:
  Net earnings (loss). . . . . . . . . . . . . .     $ 5,851,411         962,198     (1,486,465)
  Items not requiring cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . .           --            219,128        259,146
    Amortization of deferred expenses. . . . . .           6,691           5,854          4,117
    Provision for value impairment . . . . . . .           --              --         2,300,000
    Gain on sale of investment property. . . . .      (4,640,224)          --             --
    Changes in:
     Rents and other receivables . . . . . . . .         (10,763)         51,702        (10,669)
     Prepaid expenses. . . . . . . . . . . . . .          16,290           --             --
     Accrued rents receivable. . . . . . . . . .           4,596          10,433         17,146
     Accounts payable. . . . . . . . . . . . . .          39,262         (63,068)       (15,731)
     Accrued real estate tax . . . . . . . . . .        (148,139)          --             4,196
     Tenant security deposits. . . . . . . . . .         (14,000)         (1,279)        11,938
                                                    ------------     -----------    -----------
          Net cash provided by (used in)
            operating activities . . . . . . . .       1,105,124       1,184,968      1,083,678
                                                    ------------     -----------    -----------
Cash flows from investing activities:
  Additions to investment property . . . . . . .        (223,009)       (119,672)       (70,768)
  Payment of deferred expenses . . . . . . . . .         (41,878)          --            (6,841)
  Proceeds from sale of investment property,
    net of selling costs . . . . . . . . . . . .      14,221,783           --             --
                                                    ------------     -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . . . .      13,956,896        (119,672)       (77,609)
                                                    ------------     -----------    -----------
Cash flows from financing activities:
  Cash distributions to Mortgage Partners-IV . .        (655,015)          --          (865,192)
  Cash distributions to venture partner. . . . .      (1,299,669)          --        (1,716,970)
                                                    ------------     -----------    -----------
          Net cash provided by (used in)
            financing activities . . . . . . . .      (1,954,684)          --        (2,582,162)
                                                    ------------     -----------    -----------





                                       NORTH RIVERS MARKET ASSOCIATES
                       (AN UNCONSOLIDATED VENTURE OF JMB MORTGAGE PARTNERS, LTD. - IV)

                                    STATEMENTS OF CASH FLOWS - CONTINUED


                                                         1997           1996            1995
                                                    ------------     -----------    -----------

          Net increase (decrease) in cash
            and cash equivalents . . . . . . . .      13,107,336       1,065,296     (1,576,093)

          Cash and cash equivalents,
            beginning of the year. . . . . . . .       2,081,098       1,015,802      2,591,895
                                                    ------------     -----------    -----------
          Cash and cash equivalents,
            end of the year. . . . . . . . . . .    $ 15,188,434       2,081,098      1,015,802
                                                    ============     ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . .    $      --              --             --
                                                    ============     ===========    ===========
  Non-cash investing and financing activities. .    $      --              --             --
                                                    ============     ===========    ===========

























                               See accompanying notes to financial statements.

                   NORTH RIVERS MARKET ASSOCIATES
   (AN UNCONSOLIDATED VENTURE OF JMB MORTGAGE PARTNERS, LTD. - IV)

                    NOTES TO FINANCIAL STATEMENTS

                  December 31, 1997, 1996 and 1995


OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, North Rivers Market Associates ("NRMA"), in which JMB Mortgage Partners, Ltd. - IV ("Mortgage-IV" or "Partnership") owns a direct interest.

     NRMA held a direct equity investment in a regional shopping mall in North Charleston, South Carolina which was sold on December 30, 1997. Business activities consisted of rentals to a variety of commercial and retail companies, and the ultimate sale of such real estate.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The North Rivers Market Center was classified as held for sale as of December 31, 1996, and therefore, was not be subject to continued depreciation beyond that date.

     The accounting policies of NRMA are the same as those of the Partnership. Accordingly, reference is made to the Notes to the Partnership's financial statements filed with this annual report. Such notes are incorporated herein by reference.

VENTURE AGREEMENT

     A description of the venture agreement and the sale of the property by NRMA is contained in the Notes to Financial Statements of Mortgage-IV.
Such notes are hereby incorporated herein by reference.

MANAGEMENT AGREEMENT

     A description of the terms of the management agreement is contained in the Notes to the Partnership's financial statements. Such notes are incorporated herein by reference.

LEASES - As Property Lessor

     As of December 30, 1997, NRMA's principal asset, a shopping center, was sold. NRMA had determined that all leases relating to the property were properly classified as operating leases; therefore, rental income was reported when earned and the cost of the property, excluding cost of land, was depreciated over the estimated useful life. Leases ranged in term from three to 16 years and provided for fixed minimum rent and partial to full reimbursement of operating costs. In addition, many of the leases provided for additional rent based upon percentages of tenants' sales volumes over certain specified amounts. A substantial portion of the ability of the retail tenants at North Rivers Market Center to honor their leases was dependent upon the retail economic sector.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants during fiscal years 1997 and 1996.



                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB has responsibility for all aspects of the Partnership's operations. AGPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, is the Associate General Partner and may, upon agreement with the Corporate General Partner, from time to time participate in managing Partnership assets, including approval of Partnership operating budgets and maintenance of reserves and changes in investment objectives based upon changes in financial and economic conditions. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-X, ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income -XII"), and JMB Income Properties, Ltd.-XIII, ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Income Growth Managers, Inc. (the general partner of IDS/JMB Balance Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV, JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. He is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director for a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior the becoming Executive Vice President of JMB, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The General Partners of the Partnership are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. In 1997, 1996 and 1995, the General Partners received $314,408, $264,466 and $319,763 of cash distributions, respectively. The General Partners received a share of Partnership earnings for tax purposes aggregating $506,120 in 1997 and $286,191 in 1996.

     The Corporate General Partner is entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The servicing fee is payable from the date the Partnership first advances funds with respect to a mortgage investment. The cumulative amount of such fees aggregated $452,670, all of which was paid at December 31, 1997.

     An affiliate of the General Partners was entitled to property management fees of approximately $110,000 in 1997 for property management services provided for the North Rivers Market Shopping Center. The Partnership's proportionate share of these fees was $36,803. All of such fees were paid at December 31, 1997.

     JMB Realty Corporation and its affiliates are entitled to receive application and commitment fees in connection with the receipt of loan applications and the issuance of commitments to make mortgage loans and to enter into land purchase-leasebacks. Such application and commitment fees shall not exceed 3% of the gross proceeds of the offering. To the extent they are paid by actual or prospective borrowers or sellers of land, the fees otherwise payable by the Partnership will be reduced. As of December 31, 1997, JMB has received $667,964 of such fees from the borrowers and the Partnership has paid $630,172 of such fees to the Corporate General Partner.

     The Corporate General Partner and its affiliates were entitled to reimbursement (at cost) in 1997 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $9,569, $20,591, $3,084 and $4,041, respectively, of which $15,477 was unpaid at December 31, 1997.

     All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

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

     (b)   The Corporate General Partner, its officers and directors and the Associate General Partner own the following Interests of the Partnership:

                            NAME OF                      AMOUNT AND NATURE
                            BENEFICIAL                   OF BENEFICIAL            PERCENT
TITLE OF CLASS              OWNER                        OWNERSHIP                OF CLASS
--------------              ----------                   -----------------        --------
Limited Partnership         JMB Realty                   5 Interests              Less than 1%
  Interests                 Corporation                  indirectly (1)

Limited Partnership
  Interests                 Burton E. Glazov             3 Interests directly
                                                         (2)                      Less than 1%

Limited Partnership         Corporate General            8.78371 Interests        Less than 1%
  Interests                 Partner, its                 (1)(2)(3)
                            officers and directors,
                            and the Associate
                            General Partner

     (1)  Includes 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as the indirect majority shareholder of the Initial Limited Partners is deemed to have the voting and investment power.

     (2)  Includes 3 Interests owned directly for which Mr. Glazov has voting and investment power.

     (3)  Includes .78371 Interests owned directly by certain officers for which the respective officer has voting and investment power for the Interests so owned.

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

           10-D. Loan documents related to the repayment of the mortgage loan secured by Franklin Farm Village Center Shopping located in Fairfax County, Virginia, are incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-16599) dated March 21, 1997.

           10-E. Loan documents related to the repayment of the mortgage loan on Riverpoint Center Shopping Center located in Chicago, Illinois, are incorporated herein by reference to the Partnership's Report for December 31, 1996 on Form 10-K (File No. 0-16599) dated March 21, 1997.

           10-F. Agreement of Partnership of North Rivers Market
Associates between JMB Mortgage Partners, Ltd. - III and the Partnership, dated April 26, 1993 hereby incorporated herein by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-16599) dated August 8, 1997.

           10-G. Real Property Purchase Agreement between North Rivers Market Associates and KRC Acquisition Corp., dated December 4, 1997.*

           10-H. Assignment of Real Property Purchase Agreement from KRC Acquisition Corp. to Kimco North Rivers 692, Inc., dated December 17, 1997.*

           10-I. Letter Agreement between North Rivers Market Associates and Kimco North Rivers 692, Inc., dated December 29, 1997.*

           21.   List of Subsidiaries

           24.   Powers of Attorney

           27.   Financial Data Schedule


     (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

                The Partnership's Report on Form 8-K (File No. 0-16599) for December 4, 1997 describing the sale of the North Rivers Market Shopping Center was filed. No financial statements were required to be filed therewith.

     ----------------

          * Hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16599) dated December 4, 1997.


     No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                JMB MORTGAGE PARTNERS, LTD. - IV

                By:    JMB Realty Corporation
                       Corporate General Partner


                       GAILEN J. HULL
                By:    Gailen J. Hull
                       Senior Vice President
                Date:  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:    JMB Realty Corporation
                       Corporate General Partner


                       JUDD D. MALKIN*
                By:    Judd D. Malkin, Chairman and
                       Chief Financial Officer
                Date:  March 25, 1998

                       NEIL G. BLUHM*
                By:    Neil G. Bluhm, President and Director
                Date:  March 25, 1998

                       H. RIGEL BARBER*
                By:    H. Rigel Barber, Chief Executive Officer
                Date:  March 25, 1998

                       GLENN E. EMIG*
                By:    Glenn E. Emig, Chief Operating Officer
                Date:  March 25, 1998


                       GAILEN J. HULL
                By:    Gailen J. Hull, Senior Vice President
                       Principal Accounting Officer
                Date:  March 25, 1998

                       A. LEE SACKS*
                By:    A. Lee Sacks, Director
                Date:  March 25, 1998

                       STUART C. NATHAN*
                By:    Stuart C. Nathan, Executive Vice President
                        and Director
                Date:  March 25, 1998

                *By:   GAILEN J. HULL, Pursuant to a Power of Attorney


                       GAILEN J. HULL
                By:    Gailen J. Hull, Attorney-in-Fact
                Date:  March 25, 1998

                  JMB MORTGAGE PARTNERS, LTD. - IV

                            EXHIBIT INDEX



                                              DOCUMENT
                                           INCORPORATED
                                           BY REFERENCE    PAGE
                                           -------------   ----

3-A.      Copies of pages 8-15, 46-47
          and A-7 to A-21 of the Prospectus
          of the Partnership dated
          September 18, 1986, (as
          supplemented)                           Yes        --

3-B.      Amended and Restated Agreement
          of Limited Partnership                  Yes        --

3-C.      Rights and duties of AGPP
          Associates, L.P.                        Yes        --

10-A.     Riverpoint Center Loan Documents        Yes        --

10-B.     Franklin Farm Village
          Loan Documents                          Yes        --

10-C.     First and Second Amendments
          to Franklin Farm Village
          Loan Documents                          Yes        --

10-D.     Franklin Farm Village Shopping
          Center Loan Documents                   Yes        --

10-E.     Riverpoint Center Shopping
          Center Repayment Loan Documents         Yes        --

10-F.     North Rivers Market Purchase Agreement  Yes        --

10-G.     North Rivers Market Assignment of
          Purchase Agreement                      Yes        --

10-H.     North Rivers Market Letter Agreement    Yes        --

10-I.     North Rivers Market Partnership
          Agreement                               Yes        --

21.       List of Subsidiaries                    No         --

24.       Powers of Attorney                      No         --

27.       Financial Data Schedule                 No         --