Form 10-Q
period 1998-03-31
JMB MORTGAGE PARTNERS LTD IV
filed 1998-05-13
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                           Commission file #0-16599




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations. . . . . . . . . . . . . .      9



PART II    OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     11

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                              BALANCE SHEETS

                                   MARCH 31, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $    726,614      2,783,994
  Interest and other receivables. . . . . . . . . . . . . . . . . . .             2,792         12,154
                                                                           ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .           729,406      2,796,148
                                                                           ------------   ------------
Investment in unconsolidated venture, at equity . . . . . . . . . . .           157,504      5,118,998
                                                                           ------------   ------------
                                                                           $    886,910      7,915,146
                                                                           ============   ============





                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                ------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $     49,065         35,854
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .             --             7,683
                                                                           ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . .            49,065         43,537
                                                                           ------------   ------------

Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         2,352,075      2,355,338
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (2,284,838)    (2,164,626)
                                                                           ------------   ------------
                                                                                 68,237        191,712
                                                                           ------------   ------------
  Limited partners (43,276.25 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        37,619,348     37,619,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        23,199,401     23,228,766
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (60,049,141)   (53,168,217)
                                                                           ------------   ------------
                                                                                769,608      7,679,897
                                                                           ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . .           837,845      7,871,609
                                                                           ------------   ------------

                                                                           $    886,910      7,915,146
                                                                           ============   ============








                              See accompanying notes to financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)


                                                                                1998            1997
                                                                            ------------    -----------
Income:
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    58,749        242,476
                                                                             -----------     ----------
Expenses:
  Mortgage investment servicing fees. . . . . . . . . . . . . . . . . . . .        --             --
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       26,278         21,518
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .        --             --
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       63,085         47,644
                                                                             -----------     ----------
                                                                                  89,363         69,162
                                                                             -----------     ----------
                                                                                 (30,614)       173,314

Partnership's share of operations
  (loss) of unconsolidated venture. . . . . . . . . . . . . . . . . . . . .       (2,014)        93,619
                                                                             -----------     ----------

          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .  $   (32,628)       266,933
                                                                             ===========     ==========

          Net earnings (loss) per limited
            partnership interest. . . . . . . . . . . . . . . . . . . . . .  $      (.68)          6.11
                                                                             ===========     ==========
          Cash distributions per limited
            partnership interest. . . . . . . . . . . . . . . . . . . . . .  $    159.00         535.00
                                                                             ===========     ==========







                              See accompanying notes to financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (32,628)       266,933
  Items not requiring cash or cash equivalents:
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .        2,014          --
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . .        9,362        318,583
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,211        (48,270)
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,683)       (97,373)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      (15,724)       439,873
                                                                            ------------    -----------
Cash flows from investing activities:
  Distributions from unconsolidated ventures. . . . . . . . . . . . . . . .    4,959,480        509,561
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .    4,959,480        509,561
                                                                            ------------    -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (6,880,924)   (23,152,794)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .     (120,212)         --
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .   (7,001,136)   (23,152,794)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .   (2,057,380)   (22,203,360)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    2,783,994     28,105,829
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $    726,614      5,902,469
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $      --             --
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
                                                                            ============    ===========


                              See accompanying notes to financial statements.

                   JMB MORTGAGE PARTNERS, LTD. - IV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from such estimates.

     Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 were as follows:
                                                          Unpaid at
                                                          March 31,
                                    1998       1997         1998
                                  -------     ------    -------------
Mortgage investment
  servicing fees. . . . . . .     $  --        9,074         --
Reimbursement (at cost) for
  salary and salary-related
  expenses related to the
  on-site and other costs
  for the Partnership and
  its investment properties .       9,312      7,833        13,312
                                  -------    -------        ------
                                  $ 9,312     16,907        13,312
                                  =======    =======         ======

     The General Partners had deferred payment of certain of their distributions of prior net cash flow from the Partnership and all of their subordinated portion of sales and repayment proceeds, pursuant to the subordination requirements of the Partnership Agreement. Such subordination requirements will not be attained over the remaining operating period of the Partnership. All amounts currently payable do not bear interest.

NORTH RIVERS MARKET SHOPPING CENTER

     On December 30, 1997, the North Rivers Market Associates venture ("NRMA") sold the land and related improvements of the North Rivers Market shopping center. The sale price of the property was $14,708,742, which was received in cash at closing by NRMA (net of selling costs and prorations). The sale resulted in a gain of approximately $4,640,000 to NRMA for financial reporting purposes (of which the Partnership's share was $1,554,939), due in part to the value impairment provision of $2,300,000 recorded by NRMA in 1995. In addition, NRMA recognized a gain on sale of approximately $2,245,000 for Federal income tax reporting purposes in 1997 (of which the Partnership's share was $752,467).

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

     As NRMA had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996, and therefore, was not subject to continued depreciation.

     An affiliate of the General Partners of the Partnership managed the property under an agreement which provided for a fee computed as 6% of the gross income of the property. Such property management fees for the three months ended March 31, 1997 were $27,078.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical income statement information for the North Rivers Market Shopping Center venture for the three months ended March 31, 1997.

                                               1998         1997
                                            ----------   ---------
     Total revenues . . . . . . . . . .     $    --        408,024
                                            ==========   =========
     Operating income (loss). . . . . .     $    --        279,378
                                            ==========   =========
     Net income (loss) to Partnership .     $    --         93,619
                                            ==========   =========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership had cash and cash equivalents of approximately $727,000 at March 31, 1998, which funds (together with amounts received from the Partnership's unconsolidated venture, North Rivers Market Associates) are available to pay for the Partnership's remaining expenses and liabilities, with any remaining amounts expected to be distributed to the Limited and General Partners, pursuant to the provisions of the Partnership Agreement, upon the expected liquidation of the Partnership in late 1998.

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

     The Partnership had been made aware that in July and September 1997 and January 1998, three unsolicited tender offers to some of the Holders of Interests were made by an unaffiliated third party. These offers sought to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $45 to $105 per Interest. All of such offers have now expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 2.67% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998, it is unlikely that any further tender offers for Interests will be made.

     The affairs of the Partnership are expected to be wound up in 1998, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Aggregate sale and repayment distributions received by Holders of Interests over the entire term of the Partnership will be less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $6,881,000 ($159 per Interest) made to the Limited Partners in February 1998, which included $109 per Interest from the distributions received from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market shopping center and $50 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $120,212 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds.

The General Partners will not receive their share of any distribution of proceeds from the sale due to subordination requirements of the Partnership Agreement.

     The decrease in investment in unconsolidated venture, at equity, at March 31, 1998 as compared to December 31, 1997 is due primarily to distributions totaling approximately $4,959,000 received by the Partnership from the North Rivers Market Associates venture during the three months ended March 31, 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the North Rivers Market shopping center.

     The decrease in interest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to the repayment of the Riverpoint Center and Franklin Farm Village Center mortgage loans during the fourth quarter of 1996 and the interest earned on the temporary investment of such mortgage loan proceeds during the three months ended March 31, 1997.

     The decrease in Partnership's share of operations of unconsolidated venture for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to the sale of the North Rivers Market shopping center in December 1997.

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

           10-C. Real Property Purchase Agreement between North Rivers Market Associates and KRC Acquisition Corp., dated December 4, 1997.*

           10-D. Assignment of Real Property Purchase Agreement from KRC Acquisition Corp. to Kimco North Rivers 692, Inc., dated December 17, 1997.*

           10-E. Letter Agreement between North Rivers Market Associates and Kimco North Rivers 692, Inc., dated December 29, 1997.*

           27.    Financial Data Schedule

    --------------------

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


                JMB MORTGAGE PARTNERS, LTD. - IV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Senior Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998