Form 10-Q
period 1998-06-30
JMB MORTGAGE PARTNERS LTD IV
filed 1998-08-12
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                      Commission file number 0-16599




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

                                    JUNE 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                             JUNE 30,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $    652,407      2,783,994
  Interest and other receivables. . . . . . . . . . . . . . . . . . .             2,079         12,154
                                                                           ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .           654,486      2,796,148
                                                                           ------------   ------------
Investment in unconsolidated venture, at equity . . . . . . . . . . .           155,176      5,118,998
                                                                           ------------   ------------
                                                                           $    809,662      7,915,146
                                                                           ============   ============





                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                ------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $     27,340         35,854
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .             --             7,683
                                                                           ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . .            27,340         43,537
                                                                           ------------   ------------

Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         2,346,523      2,355,338
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (2,284,838)    (2,164,626)
                                                                           ------------   ------------
                                                                                 62,685        191,712
                                                                           ------------   ------------
  Limited partners (43,276.25 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        37,619,348     37,619,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        23,149,430     23,228,766
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (60,049,141)   (53,168,217)
                                                                           ------------   ------------
                                                                                719,637      7,679,897
                                                                           ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . .           782,322      7,871,609
                                                                           ------------   ------------

                                                                           $    809,662      7,915,146
                                                                           ============   ============








                              See accompanying notes to financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . .   $     7,485        68,549        66,234       311,025
                                                  -----------    ----------    ----------    ----------
Expenses:
  Professional services . . . . . . . . . . . .         7,550        19,159        33,828        40,677
  General and administrative. . . . . . . . . .        53,130        74,305       116,215       121,949
                                                  -----------    ----------    ----------    ----------
                                                       60,680        93,464       150,043       162,626
                                                  -----------    ----------    ----------    ----------
                                                      (53,195)      (24,915)      (83,809)      148,399

Partnership's share of operations
  (loss) of unconsolidated venture. . . . . . .        (2,328)       94,738        (4,342)      188,357
                                                  -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . .   $   (55,523)       69,823       (88,151)      336,756
                                                  ===========    ==========    ==========    ==========

          Net earnings (loss) per limited
            partnership interest. . . . . . . .   $     (1.15)         1.12         (1.83)         7.23
                                                  ===========    ==========    ==========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . .   $    --              5.00        159.00        540.00
                                                  ===========    ==========    ==========    ==========







                              See accompanying notes to financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (88,151)       336,756
  Items not requiring cash or cash equivalents:
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .        4,342       (188,357)
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . .       10,075        319,939
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (8,514)       (26,336)
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,683)       (97,373)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      (89,931)       344,629
                                                                            ------------    -----------
Cash flows from investing activities:
  Distributions from unconsolidated ventures. . . . . . . . . . . . . . . .    4,959,480        603,180
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .    4,959,480        603,180
                                                                            ------------    -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (6,880,924)   (23,369,175)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .     (120,212)       (24,042)
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .   (7,001,136)   (23,393,217)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .   (2,131,587)   (22,445,408)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    2,783,994     28,105,829
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $    652,407      5,660,421
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $     --              --
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $     --              --
                                                                            ============    ===========


                              See accompanying notes to financial statements.

                   JMB MORTGAGE PARTNERS, LTD. - IV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 1998 AND 1997

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:
                                                          Unpaid at
                                                          June 30,
                                    1998       1997         1998
                                  -------     ------    -------------
Reimbursement (at cost) for
  salary and salary-related
  expenses related to the
  on-site and other costs
  for the Partnership and
  its investment properties .     $33,040     15,666        26,489
                                  -------     ------        ------
                                  $33,040     15,666        26,489
                                  =======     ======        ======

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

     In connection with the sale of this property, as is customary in such transactions, NRMA agreed to certain representations and warranties, with a stipulated survival period which expires in late September, 1998. Although it is not expected, NRMA may ultimately have some liability under such representations and warranties, which is not to exceed $500,000 (of which the Partnership's share would be $167,550). It is expected that the Partnership will make its final distributions and wind up its affairs during 1998 after the expiration of the survival period, barring unforeseen circumstances.

     As NRMA had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and, therefore, was not subject to continued depreciation.

     An affiliate of the General Partners of the Partnership managed the property under an agreement which provided for a fee computed as 6% of the gross income of the property. Such property management fees for the six months ended June 30, 1997 were $51,731.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical income statement information for the North Rivers Market Shopping Center venture for the six months ended June 30, 1997.

                                               1998         1997
                                            ----------   ---------
     Total revenues . . . . . . . . . .     $   --         814,048
                                            ==========   =========
     Operating income (loss). . . . . .     $   --         562,092
                                            ==========   =========
     Net income (loss) to Partnership .     $   --         188,357
                                            ==========   =========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership had cash and cash equivalents of approximately $652,000 at June 30, 1998, which funds (together with amounts received from the Partnership's unconsolidated venture, North Rivers Market Associates) are available to pay for the Partnership's remaining expenses and liabilities, with any remaining amounts expected to be distributed to the Limited and General Partners, pursuant to the provisions of the Partnership Agreement, upon the expected liquidation of the Partnership in late 1998.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $6,881,000 ($159 per Interest) made to the Limited Partners in February 1998, which included $109 per Interest from the distributions received from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market shopping center and $50 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds.

The Partnership also paid a distribution of $120,212 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distribution of proceeds from the sale due to subordination requirements of the Partnership Agreement.

     The decrease in investment in unconsolidated venture, at equity, at June 30, 1998 as compared to December 31, 1997 is due primarily to distributions totaling approximately $4,959,000 received by the Partnership from the North Rivers Market Associates venture in 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the North Rivers Market shopping center.

     The decrease in interest income for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due primarily to the interest earned in 1997 on the temporary investment of the proceeds from the repayment of the Riverpoint Center and Franklin Farm Village Center mortgage loans during the fourth quarter of 1996.

     The decrease in Partnership's share of operations of unconsolidated venture for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due primarily to the sale of the North Rivers Market shopping center in December 1997.

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


                JMB MORTGAGE PARTNERS, LTD. - IV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Senior Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998