Form 10-Q
period 1998-09-30
JMB MORTGAGE PARTNERS LTD IV
filed 1998-11-12
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                 Commission file number 0-16599




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

                                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $    612,297      2,783,994
  Interest and other receivables. . . . . . . . . . . . . . . . . . .             2,020         12,154
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            15,949          --
                                                                           ------------   ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .           630,266      2,796,148
                                                                           ------------   ------------
Investment in unconsolidated venture, at equity . . . . . . . . . . .           160,111      5,118,998
                                                                           ------------   ------------
                                                                           $    790,377      7,915,146
                                                                           ============   ============





                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                        BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                ------------------------------------------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $      6,149         35,854
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . .             --             7,683
                                                                           ------------   ------------
          Total current liabilities . . . . . . . . . . . . . . . . .             6,149         43,537
                                                                           ------------   ------------

Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .             1,000          1,000
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .         2,346,714      2,355,338
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (2,284,838)    (2,164,626)
                                                                           ------------   ------------
                                                                                 62,876        191,712
                                                                           ------------   ------------
  Limited partners (43,276.25 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        37,619,348     37,619,348
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . .        23,151,145     23,228,766
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (60,049,141)   (53,168,217)
                                                                           ------------   ------------
                                                                                721,352      7,679,897
                                                                           ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . .           784,228      7,871,609
                                                                           ------------   ------------

                                                                           $    790,377      7,915,146
                                                                           ============   ============








                              See accompanying notes to financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Interest income . . . . . . . . . . . . . . .   $     6,334        68,765        72,568       379,790
                                                  -----------    ----------    ----------    ----------
Expenses:
  Professional services . . . . . . . . . . . .         --            1,487        33,828        42,164
  General and administrative. . . . . . . . . .         9,363        63,398       125,578       185,347
                                                  -----------    ----------    ----------    ----------
                                                        9,363        64,885       159,406       227,511
                                                  -----------    ----------    ----------    ----------
                                                       (3,029)        3,880       (86,838)      152,279

Partnership's share of operations
  (loss) of unconsolidated venture. . . . . . .         4,935       133,797           593       322,154
                                                  -----------    ----------    ----------    ----------

          Net earnings (loss) . . . . . . . . .   $     1,906       137,677       (86,245)      474,433
                                                  ===========    ==========    ==========    ==========

          Net earnings (loss) per limited
            partnership interest. . . . . . . .   $       .04          3.18         (1.79)        10.41
                                                  ===========    ==========    ==========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . .   $     --            --           159.00        540.00
                                                  ===========    ==========    ==========    ==========







                              See accompanying notes to financial statements.

                                     JMB MORTGAGE PARTNERS, LTD. - IV
                                          (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                (UNAUDITED)
                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . $    (86,245)       474,433
  Items not requiring cash or cash equivalents:
    Partnership's share of operations of unconsolidated ventures,
      net of distributions. . . . . . . . . . . . . . . . . . . . . . . . .         (593)      (322,154)
Changes in:
  Interest and other receivables. . . . . . . . . . . . . . . . . . . . . .       10,134        319,916
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (15,949)         --
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (29,705)       (36,419)
  Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (7,683)       (97,373)
                                                                            ------------    -----------
          Net cash provided by (used in) operating activities . . . . . . .     (130,041)       338,403
                                                                            ------------    -----------
Cash flows from investing activities:
  Distributions from unconsolidated ventures. . . . . . . . . . . . . . . .    4,959,480        603,180
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .    4,959,480        603,180
                                                                            ------------    -----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .   (6,880,924)   (23,369,175)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .     (120,212)       (24,042)
                                                                            ------------    -----------
          Net cash provided by (used in) financing activities . . . . . . .   (7,001,136)   (23,393,217)
                                                                            ------------    -----------
          Net increase (decrease) in cash and cash equivalents. . . . . . .   (2,171,697)   (22,451,634)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    2,783,994     28,105,829
                                                                            ------------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . . $    612,297      5,654,195
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . . $      --             --
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
                                                                            ============    ===========


                              See accompanying notes to financial statements.

                   JMB MORTGAGE PARTNERS, LTD. - IV
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1998 AND 1997

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:
                                                          Unpaid at
                                                        September 30,
                                    1998       1997         1998
                                  -------     ------    -------------
Reimbursement (at cost) for
  salary and salary-related
  expenses related to the
  on-site and other costs
  for the Partnership and
  its investment properties .     $24,206     23,519         6,012
                                  -------     ------        ------
                                  $24,206     23,519         6,012
                                  =======     ======        ======

     The General Partners had deferred payment of certain of their distributions of prior net cash flow from the Partnership and all of their subordinated portion of sales and repayment proceeds, pursuant to the subordination requirements of the Partnership Agreement. Such subordination requirements will not be attained over the remaining operating period of the Partnership. All amounts currently payable to the General Partners and their affiliates do not bear interest and are expected to be paid in 1998.

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

     In connection with the sale of this property, as is customary in such transactions, NRMA agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to NRMA, in late September, 1998. It is expected that the NRMA venture will distribute its remaining funds to the venture partners during the fourth quarter of 1998 and that the Partnership will make its final distributions and wind up its affairs in late 1998, barring unforeseen circumstances.

     As NRMA had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and, therefore, was not subject to continued depreciation.

     An affiliate of the General Partners of the Partnership managed the property under an agreement which provided for a fee computed as 6% of the gross income of the property. Such property management fees for the nine months ended September 30, 1997 were $80,875.

UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

     Pursuant to the requirements of the Securities and Exchange
Commission, the following is a summary of historical income statement information for the North Rivers Market Associates venture for the nine months ended September 30, 1997.

                                               1998         1997
                                            ----------   ---------
     Total revenues . . . . . . . . . .     $    --      1,378,877
                                            ==========   =========
     Operating income (loss). . . . . .     $    --        961,369
                                            ==========   =========
     Net income (loss) to Partnership .     $    --        322,154
                                            ==========   =========

ADJUSTMENTS

     In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Partnership had cash and cash equivalents of approximately $612,000 at September 30, 1998, which funds (together with amounts received from the Partnership's unconsolidated venture, North Rivers Market Associates) are available to pay for the Partnership's remaining expenses and liabilities, with any remaining amounts expected to be distributed to the Limited and General Partners, pursuant to the provisions of the Partnership Agreement, upon the expected liquidation of the Partnership in late 1998.

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

     The Partnership had been made aware that in July and September 1997 and January 1998, three unsolicited tender offers to some of the Holders of Interests were made by an unaffiliated third party. These offers sought to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $45 to $105 per Interest. All of such offers have now expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 3.38% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998, it is unlikely that any further tender offers for Interests will be made.

     The affairs of the Partnership are expected to be wound up in late 1998, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Aggregate sale and repayment distributions received by Holders of Interests over the entire term of the Partnership will be less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $6,881,000 ($159 per Interest) made to the Limited Partners in February 1998, which included $109 per Interest from the distributions received in 1998 from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market shopping center and $50 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $120,212 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distribution of proceeds from the sale due to subordination requirements of the Partnership Agreement. The above decrease in cash and cash equivalents was partly offset by distributions of approximately $4,959,000 received by the Partnership from the North Rivers Market Associates venture in 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the North Rivers Market shopping center. Such distributions also were the primary reason for the decrease in investment in unconsolidated venture, at equity, at September 30, 1998 as compared to December 31, 1997.

     The decrease in interest income for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is due primarily to the interest earned in 1997 on the temporary investment of the proceeds from the repayment of the Riverpoint Center and Franklin Farm Village Center mortgage loans during the fourth quarter of 1996.

     The decrease in Partnership's share of operations of unconsolidated venture for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is due primarily to the sale of the North Rivers Market shopping center in December 1997.

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


                JMB MORTGAGE PARTNERS, LTD. - IV

                BY:   JMB Realty Corporation
                      (Corporate General Partner)




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Senior Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                      By:   Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998