Form 10-K405
period 1998-11-30
JMB MORTGAGE PARTNERS LTD IV
filed 1999-02-26
CIK 790550

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the period from January 1, 1998 to
November 30, 1998                      Commission file number 0-16599



                     JMB MORTGAGE PARTNERS, LTD. - IV
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


        Illinois                                36-3426138
(State of organization)          (I.R.S. Employer Identification No.)


900 North Michigan Avenue, Chicago, Illinois      60611
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

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    3

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .    4

Item 4.      Submission of Matters to a
             Vote of Security Holders. . . . . . . . . . . .    4


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests and
             Related Security Holder Matters . . . . . . . .    4

Item 6.      Selected Financial Data . . . . . . . . . . . .    5

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .    7

Item 7A.     Quantitative and Qualitative
             Disclosure About Market Risk. . . . . . . . . .    9

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . .   10

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .   28


PART III

Item 10.     Directors and Executive Officers
             of the Partnership. . . . . . . . . . . . . . .   28

Item 11.     Executive Compensation. . . . . . . . . . . . .   31

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .   32

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   33


PART IV

Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K. . . . . . .   33


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   35

                                  PART I


ITEM 1.  BUSINESS

     Unless otherwise indicated, all references herein to "Notes" are to Notes to Financial Statements contained in this annual report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Mortgage Partners, Ltd. - IV (the "Partnership"), was a limited partnership formed in 1986 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to make first mortgage loans and senior land purchase-leasebacks/leasehold mortgage loans and, to a lesser extent, wrap-around and junior mortgage loans and land purchase-leaseback arrangements on a subordinated basis. On September 18, 1986, the Partnership commenced an offering of $75,000,000 (subject to increase by up to $75,000,000) in Limited Partnership Interests ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 33-4036). A total of 43,271.25 Interests were sold to the public at $1,000 per Interest (fractional interests are due to a Distribution Reinvestment Program). The offering closed on December 31, 1987. No holder of Interests (hereinafter, a "Limited Partner") has made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's mortgage investments according to the number of Interests held.

     The Partnership was engaged solely in the business of investing in real estate, such as residential garden apartment complexes and smaller commercial properties through participating first mortgage loans and certain other mortgage investments. All of the Partnership's investments in real estate have been liquidated. The Partnership's mortgage investments were located throughout the nation, and it had no mortgage investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. Upon the disposition of a particular mortgage investment or property through sale, repayment or maturity of such investment, the net proceeds, if any, were held for working capital, distributed or reinvested in existing mortgage investments or properties rather than invested in acquiring additional mortgage investments. The Partnership made a final liquidating cash distribution to its holders of Interests and wound up its affairs and dissolved effective November 30, 1998. Reference is also made to Item 7.

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

2. North Rivers Market
    shopping center
    North Charleston,
    South Carolina . . .       204,779        December, 1987         12-30-97         Fee ownership of land and
                               sq.ft.                                                 improvements (through joint
                                                                                      venture partnership) (b)
3. Riverpoint Center
    shopping center
    Chicago, Illinois. .       196,080         August, 1987          12-24-96         Participating first
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

     The Partnership's agreements for these mortgage investments were made during the years 1991, 1989, 1988 and 1987. The Partnership's participating first mortgage loan on the Calibre Pointe Apartments in Atlanta, Georgia is described in the Notes, including a description of the events resulting in the Partnership, through a joint venture, obtaining legal title to the property in December 1991 and subsequent sale in May 1996. The Partnership's participating first mortgage loan on the North Rivers Market shopping center in North Charleston, South Carolina is described in the Notes, including the subsequent acquisition, through a joint venture, of the underlying collateral in May 1993 and subsequent sale in December 1997. The Partnership's fundings of a participating first mortgage loan secured by the Riverpoint Center shopping center, located in Chicago, Illinois and subsequent payoff in December 1996 are described in the Notes. The Partnership's fundings of a participating first mortgage loan secured by the Franklin Farm Village Center, located in Fairfax County, Virginia and subsequent payoff in October 1996 are described in the Notes. All such descriptions from the Notes are incorporated herein by reference.

     The properties including those which secured the Partnership's mortgage investments were subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants and for securing new tenants in markets where significant vacancies were present.

     The terms of transactions between the Partnership, the General Partners of the Partnership and their affiliates are set forth in Items 10 and 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership made real estate/mortgage investments in the proper-ties referred to under Item 1. Reference is made to Item 1 and the Notes for a description of such investments.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during fiscal years 1997 and 1998.




                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 6,831 record holders of Interests of the Partnership. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests as well as any other economic aspects of the transaction was subject to negotiation by the investor.

     Reference is made to Item 6 for a discussion of cash distributions made to the Limited Partners.

     Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                         JMB MORTGAGE PARTNERS, LTD. - IV
                                              (A LIMITED PARTNERSHIP)

                                       ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                               (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                              AND YEARS ENDED DECEMBER 31, 1997, 1996, 1995 and 1994

                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                 1998            1997           1996           1995           1994
                             ------------     ----------     ----------     ----------     ----------
Total revenues . . . . . .   $     77,125        438,487      2,468,952      2,626,166      2,400,118
                             ============     ==========     ==========     ==========     ==========
Earnings (loss) before
  gains on sales of
  investment properties. .   $   (219,063)       729,888      2,378,392      1,923,264      2,832,873

Gains on sales of
 properties by uncon-
 solidated ventures. . . .          --         1,554,939        980,379         --              --
                             ------------     ----------     ----------     ----------     ----------

Net earnings
 (loss). . . . . . . . . .   $   (219,063)     2,284,827      3,358,771      1,923,264      2,832,873
                             ============     ==========     ==========     ==========     ==========
Net earnings (loss)
 per Interest (b):
  Earnings (loss)
   before gains on sales
   of investment
   properties. . . . . . .   $      (4.52)          9.60          48.85          37.05          59.89
  Gains on sales of
   investment properties
   by unconsolidated
   ventures. . . . . . . .          --             32.78          22.42          --             --
                             ------------     ----------     ----------     ----------     ----------
Net earnings . . . . . . .   $      (4.52)         42.38          71.27          37.05          59.89
                             ============     ==========     ==========     ==========     ==========
Total assets . . . . . . .   $    603,270      7,915,146     32,261,029     36,850,082     38,080,726
                             ============     ==========     ==========     ==========     ==========
Cash distributions
 per Interest (c). . . . .   $     159.00         601.63         174.57          67.50          50.21
                             ============     ==========     ==========     ==========     ==========




-------------
     (a)   The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

     (b)   The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (43,276.25) and the specified profit and loss allocations (as discussed in the Notes) between the
Limited and General Partners.

     (c)   Cash distributions from the Partnership were generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each partner's taxable income (loss) from the Partnership in each year was equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore resulted in a return of capital.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of Interests as described in
Item 1, the Partnership had approximately $37,600,000 (after deducting selling expenses and other offering costs) with which to make mortgage investments and to satisfy working capital requirements. A portion of such proceeds was utilized to make the mortgage loans described in Item 1 above.

     During 1996, some of the holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at $425 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee had retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

     The Partnership has been made aware that in July and September 1997 and January 1998, three unsolicited tender offers to some of the holders of Interests were made by an unaffiliated third party. These offers sought to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $45 to $105 per Interest. All of such offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership was aware that 3.38% of the outstanding Interests were purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

     All of the Partnership's real estate investments were liquidated in 1996 and 1997.

     In February 1998, distributions of approximately $6,881,000 ($159 per Interest) were made to the Limited Partners, which included $109 per Interest from the distributions received in 1998 from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market shopping center and $50 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $120,212 in February 1998 and $49,912 in November 1998 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds.

     In connection with the sale of the North Rivers Market shopping center, the Partnership's last remaining real estate investment, as is customary in such transactions, the North Rivers Market Associates venture agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the venture, as scheduled in late September 1998. The General Partners did not receive their share of any distribution of proceeds from the sale, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners were not met.

     The Partnership made a final liquidating cash distribution of $603,270 ($13.94 per Interest) to its holders of Interests and wound up its affairs and dissolved effective November 30, 1998. However, the Partnership's goal of capital appreciation was not achieved. Aggregate sale and repayment proceeds received by holders of Interests over the entire term of the Partnership were less than their original investment.

RESULTS OF OPERATIONS

     Reference is made to the Notes for a description of the real estate investments made by the Partnership.

     The decrease in cash and cash equivalents at November 30, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $6,881,000 ($159 per Interest) made to the Limited Partners in February 1998 which included $109 per Interest from the distributions received in 1998 from North Rivers Market Associates relating to the December 1997 sale of the North Rivers Market shopping center and $50 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $120,212 in February 1998 and $49,912 in November 1998 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners did not receive their share of any distribution of proceeds from sales due to subordination requirements of the Partnership Agreement. The above decrease in cash and cash equivalents was partly offset by distributions of approximately $5,113,000 received by the Partnership from the North Rivers Market Associates venture in 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the North Rivers Market shopping center. Such distributions also were the primary reason for the decrease in investment in unconsolidated venture, at equity, at November 30, 1998 as compared to December 31, 1997.

     The decrease in interest income for the eleven months ended
November 30, 1998 as compared to the year ended December 31, 1997 is due primarily to the interest earned in 1997 on the temporary investment of the proceeds from the repayment of the Riverpoint Center and Franklin Farm Village Center mortgage loans during the fourth quarter of 1996. The decrease in interest income and mortgage investment servicing fees for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to the repayment of the Riverpoint Center and Franklin Farm Village Center mortgage loans in 1996.

     The decrease in amortization of deferred costs for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to the amortization of all remaining costs in connection with the 1996 repayment of the mortgage loans secured by the Franklin Farm Village Center and Riverpoint Center.

     The provision for loan loss for the year ended December 31, 1996 is the result of a loan loss provision recorded for the mortgage note secured by the Riverpoint Center.

     The decrease in Partnership's share of operations of unconsolidated ventures for the eleven months ended November 30, 1998 as compared to the years ended December 31, 1997 and 1996 is due primarily to the sales of the North Rivers Market shopping center in December 1997 and the Calibre Pointe Apartments in May 1996.

     The gains on sales of properties by unconsolidated venture of $1,554,939 and $980,379, for the years ended December 31, 1997 and 1996, respectively, are due to the December 1997 sale of the North Rivers Market shopping center and the May 1996 sale of the Calibre Pointe Apartments.

INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Inflation in future periods is not applicable since the Partnership wound up its affairs and dissolved effective November 30, 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 1998. As a result, there is no meaningful disclosure for this item.


YEAR 2000

     The Partnership wound up its affairs and dissolved in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     JMB MORTGAGE PARTNERS, LTD. - IV
                          (A LIMITED PARTNERSHIP)


                                   INDEX


Independent Auditors' Report

Balance Sheets, November 30, 1998 (Immediately prior to final liquidating distribution) and December 31, 1997

Statements of Operations, eleven months ended November 30, 1998
  (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Statements of Partners' Capital Accounts, eleven months ended
  November 30, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Statements of Cash Flows, eleven months ended
  November 30, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB Mortgage Partners, Ltd. - IV as of November 30, 1998 (immediately prior to final liquidating distribution) and December 31, 1997, and the results of its operations and its cash flows for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

     As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.











                                            KPMG LLP


Chicago, Illinois
February 8, 1999


                                         JMB MORTGAGE PARTNERS, LTD. - IV
                                              (A LIMITED PARTNERSHIP)

                                                  BALANCE SHEETS

                      NOVEMBER 30, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                               AND DECEMBER 31, 1997

                                                      ASSETS
                                                      ------
                                                                                 1998               1997
                                                                             ------------       -----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .     $    603,270         2,783,994
  Interest and other receivables . . . . . . . . . . . . . . . . . . . .            --               12,154
                                                                             ------------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . . .          603,270         2,796,148
                                                                             ------------       -----------
Investment in unconsolidated venture,
 at equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            5,118,998
                                                                             ------------       -----------
                                                                             $    603,270         7,915,146
                                                                             ============        ==========





                                         JMB MORTGAGE PARTNERS, LTD. - IV
                                              (A LIMITED PARTNERSHIP)

                                                  BALANCE SHEETS


                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

                                                                                 1998               1997
                                                                             ------------       -----------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      --               35,854
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .            --                7,683
                                                                             ------------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . . .            --               43,537
                                                                             ------------       -----------
Commitments and contingencies

Partners' capital accounts:
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . .            2,772             1,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .        2,331,978         2,355,338
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .       (2,334,750)       (2,164,626)
                                                                             ------------       -----------
                                                                                    --              191,712
                                                                             ------------       -----------
  Limited partners (43,276.25 interests):
    Capital contributions, net of
     offering costs. . . . . . . . . . . . . . . . . . . . . . . . . . .       37,619,348        37,619,348
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . .       23,033,063        23,228,766
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . .      (60,049,141)      (53,168,217)
                                                                             ------------       -----------
                                                                                  603,270         7,679,897
                                                                             ------------       -----------
          Total partners' capital accounts . . . . . . . . . . . . . . .          603,270         7,871,609
                                                                             ------------       -----------
                                                                             $    603,270         7,915,146
                                                                             ============       ===========








                                  See accompanying notes to financial statements.

                                         JMB MORTGAGE PARTNERS, LTD. - IV
                                              (A LIMITED PARTNERSHIP)

                                             STATEMENTS OF OPERATIONS

                                       ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                               (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                    AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                               1998             1997              1996
                                                           ------------     ------------      ------------
Income:
  Interest income. . . . . . . . . . . . . . . . . . .     $     77,125          438,487         2,468,952
                                                           ------------     ------------      ------------
Expenses:
  Mortgage investment servicing fees . . . . . . . . .            --               --               51,189
  Professional services. . . . . . . . . . . . . . . .           70,658           62,708            88,258
  Amortization of deferred costs . . . . . . . . . . .            --               --              221,069
  General and administrative . . . . . . . . . . . . .          219,878           51,760           180,884
  Provision for loan loss. . . . . . . . . . . . . . .            --               --              105,168
                                                           ------------     ------------      ------------
                                                                290,536          114,468           646,568
                                                           ------------     ------------      ------------

                                                               (213,411)         324,019         1,822,384

Partnership's share of operations (loss)
  of unconsolidated ventures . . . . . . . . . . . . .           (5,652)         405,869           556,008
                                                           ------------     ------------      ------------

          Earnings (loss) before gains on sales
            of investment properties . . . . . . . . .         (219,063)         729,888         2,378,392

Gains on sales of properties by
  unconsolidated ventures. . . . . . . . . . . . . . .            --           1,554,939           980,379
                                                           ------------     ------------      ------------

          Net earnings (loss). . . . . . . . . . . . .     $   (219,063)       2,284,827         3,358,771
                                                           ============     ============      ============




                                         JMB MORTGAGE PARTNERS, LTD. - IV
                                              (A LIMITED PARTNERSHIP)

                                       STATEMENTS OF OPERATIONS - CONTINUED





                                                               1998             1997              1996
                                                           ------------     ------------      ------------
          Net earnings (loss) per
           limited partnership interest:
            Earnings (loss) before gains on
             sales of investment properties. . . . . .     $      (4.52)            9.60             48.85
            Gains on sales of properties by
             unconsolidated ventures . . . . . . . . .            --               32.78             22.42
                                                           ------------     ------------      ------------
                                                           $      (4.52)           42.38             71.27
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

                                            JMB MORTGAGE PARTNERS, LTD. - IV
                                                 (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                                          ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                                  (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                       AND YEARS ENDED DECEMBER 31, 1997 AND 1996


                                 GENERAL PARTNERS                                  LIMITED PARTNERS (43,276.25)
               --------------------------------------------------    ---------------------------------------------------
                            NET                                                      NET
               CONTRI-    EARNINGS        CASH                        CONTRI-      EARNINGS       CASH
               BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL        BUTIONS       (LOSS)    DISTRIBUTIONS   TOTAL
               -------   ----------   -------------   -----------   -----------   ----------  ------------- -----------
Balance at
 December 31,
 1995. . . . .  $1,000    1,630,142     (1,585,752)       45,390    37,619,348    18,310,364   (19,577,361) 36,352,351

Net earnings
 (loss). . . .    --        274,270          --          274,270         --        3,084,501         --      3,084,501

Cash distri-
 butions
 ($174.57 per
 limited
 partnership
 interest) . .    --          --          (264,466)     (264,466)        --            --       (7,554,605) (7,554,605)
                ------    ---------     ----------      --------    ----------    ----------   ----------- -----------
Balance at
 December 31,
 1996. . . . .   1,000    1,904,412     (1,850,218)       55,194    37,619,348    21,394,865   (27,131,966) 31,882,247

Net earnings
 (loss). . . .    --        450,926          --          450,926         --        1,833,901         --      1,833,901

Cash distri-
 butions
 ($601.63 per
 limited
 partnership
 interest) . .    --          --          (314,408)     (314,408)        --            --      (26,036,251)(26,036,251)
                ------    ---------     ----------      --------    ----------    ----------   ----------- -----------
Balance at
 December 31,
 1997. . . . .  $1,000    2,355,338     (2,164,626)      191,712    37,619,348    23,228,766   (53,168,217)  7,679,897





                                            JMB MORTGAGE PARTNERS, LTD. - IV
                                                 (A LIMITED PARTNERSHIP)

                                  STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS - CONTINUED




                                 GENERAL PARTNERS                                  LIMITED PARTNERS (43,276.25)
               --------------------------------------------------    ---------------------------------------------------
                            NET                                                      NET
               CONTRI-    EARNINGS        CASH                        CONTRI-      EARNINGS       CASH
               BUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL        BUTIONS       (LOSS)    DISTRIBUTIONS   TOTAL
               -------   ----------   -------------   -----------   -----------   ----------  ------------- -----------
Capital con-
 tributions. .   1,772        --             --            1,772         --            --            --          --

Net earnings
 (loss). . . .    --        (23,360)         --          (23,360)        --         (195,703)        --       (195,703)

Cash distri-
 butions
 ($159.00 per
 limited
 partnership
 interest) . .    --          --          (170,124)     (170,124)        --            --       (6,880,924) (6,880,924)
                ------    ---------     ----------      --------    ----------    ----------   ----------- -----------

Balance at
 November 30,
 1998. . . . .  $2,772    2,331,978     (2,334,750)        --       37,619,348    23,033,063   (60,049,141)    603,270
                ======    =========     ==========      ========    ==========    ==========   =========== ===========
















                                     See accompanying notes to financial statements.

                                            JMB MORTGAGE PARTNERS, LTD. - IV
                                                 (A LIMITED PARTNERSHIP)

                                                STATEMENTS OF CASH FLOWS

                                          ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                                  (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                       AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                1998             1997             1996
                                                            -----------      -----------       -----------
Cash flows from operating activities:
  Net earning (loss) . . . . . . . . . . . . . . . . .      $  (219,063)       2,284,827         3,358,771
  Items not requiring cash or cash equivalents:
    Amortization of deferred costs . . . . . . . . . .            --               --              221,069
    Provision for loan loss. . . . . . . . . . . . . .            --               --              105,168
    Partnership's share of operations of
      unconsolidated ventures, net of
      distributions. . . . . . . . . . . . . . . . . .            5,652          249,146           657,946
   Gain on sale of property by uncon-
    solidated venture. . . . . . . . . . . . . . . . .            --          (1,554,939)         (980,379)
   Changes in:
    Interest and other receivables . . . . . . . . . .           12,154          329,841          (226,038)
    Deferred interest receivable . . . . . . . . . . .            --               --            1,039,161
    Accounts payable . . . . . . . . . . . . . . . . .          (35,854)        (190,361)         (211,155)
    Other liabilities. . . . . . . . . . . . . . . . .           (7,683)         (89,690)           82,402
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . .         (244,794)       1,028,824         4,046,945
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Partnership's distributions from
    unconsolidated ventures, including
    cash proceeds from sale of property. . . . . . . .        5,113,346            --            4,708,711
  Collection of principal on mortgage
    notes receivable . . . . . . . . . . . . . . . . .            --               --           21,964,802
  Payment of deferred costs. . . . . . . . . . . . . .            --               --               (1,155)
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . .        5,113,346            --           26,672,358
                                                            -----------      -----------       -----------
Cash flows from financing activities:
  Contributions from general partners. . . . . . . . .            1,772            --                --
  Distributions to limited partners. . . . . . . . . .       (6,880,924)     (26,036,251)       (7,554,605)
  Distributions to general partners. . . . . . . . . .         (170,124)        (314,408)         (264,466)
                                                            -----------      -----------       -----------




                                            JMB MORTGAGE PARTNERS, LTD. - IV
                                                 (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS - CONTINUED



                                                                1998            1997               1996
                                                            -----------      -----------       -----------
          Net cash provided by (used in)
            financing activities . . . . . . . . . . .       (7,049,276)     (26,350,659)       (7,819,071)
                                                            -----------      -----------       -----------
          Net increase (decrease) in
            cash and cash equivalents. . . . . . . . .       (2,180,724)     (25,321,835)       22,900,232
          Cash and cash equivalents,
            beginning of period. . . . . . . . . . . .        2,783,994       28,105,829         5,205,597
                                                            -----------      -----------       -----------
          Cash and cash equivalents,
            end of period. . . . . . . . . . . . . . .      $   603,270        2,783,994        28,105,829
                                                            ===========      ===========       ===========
Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other interest. . . . . .      $     --               --                --
                                                            ===========      ===========       ===========
  Non-cash investing and financing activities. . . . .      $     --               --                --
                                                            ===========      ===========       ===========






















                                     See accompanying notes to financial statements.

                      JMB MORTGAGE PARTNERS, LTD.-IV
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                   ELEVEN MONTHS ENDED NOVEMBER 30, 1998
           (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                AND YEARS ENDED DECEMBER 31, 1997 AND 1996



OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

     The Partnership held an investment portfolio of first mortgage loans and (through joint ventures) equity investments in commercial and residential real estate. Business activities consisted of the collections of interest and principal on such loans and, with respect to its former equity investments, rentals to commercial and retail tenants, residential tenants and the ultimate sale of such real estate.

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in Calibre Pointe Associates (property sold in May 1996) and North Rivers Market Associates (property sold in December 1997). Accordingly, the accompanying financial statements do not include the accounts of the Calibre Pointe Associates and North Rivers Market Associates ventures.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments were not recorded on the records of the Partnership. The net effect of these items for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the year ended December 31, 1997 is summarized as follows:



                                                       1998                                1997
                                                     -------------------------------------------------------------
                                                             TAX BASIS                           TAX BASIS
                                          GAAP BASIS        (UNAUDITED)       GAAP BASIS        (UNAUDITED)
                                         ------------       -----------      ------------       ----------
Total assets . . . . . . . . . . . .       $  603,270           603,270        7,915,146        13,386,118
Partners' capital
 accounts:
    General Partners . . . . . . . .            --                --             191,712           191,712
    Limited Partners . . . . . . . .          603,270           603,270        7,679,897        13,166,347
Net earnings (loss):
    General Partners . . . . . . . .          (23,360)          (23,360)         450,926           506,120
    Limited Partners . . . . . . . .         (195,703)         (210,451)       1,833,901           693,146
Net earnings (loss)
 per limited partnership
 interest. . . . . . . . . . . . . .            (4.52)            (4.86)           42.38             16.02
                                           ==========        ==========       ===========      ===========


     The net earnings (loss) per limited partnership interest ("Interest") was based upon the number of Interests outstanding at the end of each period (43,276.25). Also, because net earnings (loss) was computed immediately prior to dissolution, holders of Interests may have an additional capital gain or loss on dissolution depending on the holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

     Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from its unconsolidated ventures were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership recorded amounts held in U.S. Government obligations at cost which approximated market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (approximately $2,767,000 at December 31, 1997) as cash equivalents, which included investments in an institutional mutual fund which held U.S. Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership had been recognizing interest income only as collected on the mortgage loan secured by the Riverpoint Center shopping center.

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 required that the Partnership and its unconsolidated ventures record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would have been the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell of such property and active marketing activity had commenced or was expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on the Partnership's financial position, results of operations or liquidity.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only had general and limited partnership interests, the Partnership did not experience any significant impact on its financial statements upon adoption of these standards when required at the end of 1997.

     The accompanying financial statements include ($5,652), $405,869 and $556,008, respectively, of the Partnership's share of total property operations of ($14,418), $1,211,187 and $1,581,171 of unconsolidated properties classified as held for sale or disposition or sold or disposed of during the past three years for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the years ended December 31, 1997 and 1996.


INVESTMENTS

     CALIBRE POINTE APARTMENTS

     In September 1987, the Partnership participated in funding a $13,250,000 participating first mortgage loan, secured by a 214-unit luxury apartment complex known as Calibre Pointe Apartments, located in Atlanta, Georgia. The Partnership funded $5,000,020 (a 37.736% participation) of this loan and $8,249,980 (a 62.264% participation) was funded by JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), a partnership affiliated with the General Partners (jointly the "Lenders").

     Due to competitive market conditions, the borrower did not make all of its required 1991 monthly interest payments under the terms of the mortgage note, and the Lenders obtained legal title to the property on December 3, 1991. The Lenders contributed the property to a newly formed joint venture between themselves (Calibre Pointe Associates) to own and operate the complex. The terms of the venture agreement provided, in general, that the benefits of ownership, including tax effects, net cash receipts and sale proceeds were to be allocated or distributed between the Partnership and Mortgage Partners-III in proportion to their respective capital contributions to the venture (37.736% by the Partnership). The Partnership recorded its net carrying value (including liabilities of the property assumed at acquisition) in the property contributed to the venture in an amount not in excess of its then estimated fair value.

     As the venture had committed to a plan to sell the property, the property was classified as held for sale or disposition as of January 1, 1996 and, therefore, was not subject to continued depreciation.

     Calibre Pointe Associates sold the property in May 1996 for $14,450,000 (before selling costs and prorations) which was paid in cash at closing. Calibre Pointe Associates recognized a gain of $2,600,763 for financial reporting purposes and a gain of approximately $2,126,000 for Federal income tax purposes in 1996. The Partnership recognized a gain of $980,379 for financial reporting purposes and a gain of approximately $802,000 for Federal income tax purposes in 1996.

     NORTH RIVERS MARKET ASSOCIATES

     In December 1987, the Partnership participated in the initial funding of a nonrecourse participating first mortgage loan in the maximum principal amount of $19,250,000, secured by a shopping center known as North Rivers Market in North Charleston, South Carolina. The other lender was Mortgage Partners-III, (jointly the "Lenders"). The Lenders' initial funding was $17,350,000, of which the Partnership's share was $5,813,378 (33.5065% of the loan). Up to an additional $1,900,000 was to have been funded by the Lenders, if certain rental and occupancy levels were achieved.

     Due to the significant vacancy level at the property, the borrower made only a portion of the required interest payments for the years 1991 and 1992.

     On May 17, 1993, the borrower, pursuant to a deed in lieu of foreclosure, transferred legal title of the property to North Rivers Market Associates ("NRMA") to own and operate the complex. NRMA was a joint venture in which the Partnership and Mortgage Partners-III each owned shares in proportion to their original share of the former first mortgage loan. The terms of the venture agreement provided, in general, that the benefits of ownership, including tax effects, net cash receipts, sale proceeds, and future contribution obligations were to be allocated or distributed between the Partnership and the venture partner in proportion to their respective capital accounts. The venture recorded its net carrying value (including liabilities of the property assumed at acquisition) of the property contributed to the venture in an amount not in excess of its then estimated fair value.

     An affiliate of the General Partners of the Partnership assumed management of the property under an agreement which provided for a fee computed as 6% of the gross income of the property. Such property management fees for the years ended December 31, 1997 and 1996 aggregated $109,828 and $96,783, respectively.

     As NRMA had committed to a plan to sell the property, the property was classified as held for sale or disposition as of December 31, 1996 and, therefore, was not subject to continued depreciation.

     On December 30, 1997, NRMA sold the land and related improvements of the property. The sale price of the property was $14,708,742, which was received in cash at closing by NRMA (net of selling costs and prorations). The sale resulted in a gain of approximately $4,640,000 to NRMA for financial reporting purposes (of which the Partnership's share was $1,554,939), due in part to a value impairment provision of $2,300,000 recorded by NRMA in 1995. In addition, NRMA recognized a gain on sale of approximately $2,245,000 for Federal income tax reporting purposes in 1997 (of which the Partnership's share was $752,467).

     In connection with the sale of this property, as is customary in such transactions, NRMA agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to NRMA, as scheduled in late September 1998. The remaining funds of the North Rivers Market Associates venture were distributed to the venture partners in late November 1998.

     RIVERPOINT CENTER

     In August 1989, the Partnership participated in the funding of a ten-year nonrecourse participating first mortgage loan. The Partnership committed to fund a maximum of $13,200,000, or approximately 45.128% of this loan. The remaining portion of the loan was funded by Mortgage Partners-III and IDS Life Account RE, the latter an entity advised by an affiliate of the General Partners (jointly the "Lenders"). The loan was secured by a first mortgage on a shopping center known as Riverpoint Center located in Chicago, Illinois. The Lenders cumulatively funded $28,039,630 ($12,653,783 by the Partnership). The loan bore basic interest at the rate of 9.25% per annum for 1994 and 1995 which increased to a rate of 9.50% per annum in 1996. The loan also provided for simple accrued interest (payable at maturity) and a participation by the Lenders in excess property cash flows (as defined).

     The borrower had notified the Lenders that it was experiencing financial difficulties and approached the Lenders regarding a loan modification. During the third quarter of 1996, the Lenders and borrowers finalized a loan modification. In conjunction with the modification agreement, the Lenders agreed to accept at certain dates through June 30, 1997 repayment of the loan at specified amounts. As repayment of the loan per such agreement yielded the Lenders an amount less than the carrying amount of the loan, the Partnership recognized, as of July 1, 1996, an additional provision for loan loss of $105,168. On December 24, 1996, the borrower, in accordance with the agreement, repaid the lenders $27,400,000 (of which the Partnership's share was $12,365,128) in full satisfaction of the mortgage loan.

     For financial reporting purposes, the Partnership did not recognize any gain or loss from this transaction as a result of the Partnership's recorded provisions for loan loss in 1991, 1995 and 1996. For Federal income tax reporting purposes, the Partnership recognized a loss of approximately $1,929,000 in 1996 as a result of this transaction.

     FRANKLIN FARM VILLAGE CENTER

     In December 1991, the Partnership participated in the funding of a nonrecourse participating first mortgage loan secured by the Franklin Farm Village Center shopping center, located in Fairfax County, Virginia. The Partnership committed to fund a maximum of $11,000,000, or approximately 66.3% of the loan. The other lender was Mortgage Partners - III (jointly the "Lenders"). The loan bore basic interest (payable monthly) at the rate of 8.5% per annum during 1994, 1995 and 1996 and also provided for simple accrued interest (payable at maturity) and for participation by the Lenders in excess property cash flows (as defined). The Lenders had cumulatively funded approximately $14,809,000 of which the Partnership's share was approximately $9,818,000.

     In June 1994, the Lenders received a partial return in the amount of $322,907 of the original principal funding (of which the Partnership's share was $213,974) related to an "earn down" provision in the original purchase agreement between the borrower and the seller. The borrower remitted the earn down proceeds back to the Lenders as required by the terms of the loan agreement.

     During July 1996, the Lenders executed an agreement with the borrower regarding an early repayment of the mortgage loan. Such agreement allowed the borrower to repay the loan at a predetermined amount prior to November 8, 1996. Pursuant to such agreement, the Lenders received $16,275,000 on October 30, 1996 as payment in full of all principal and interest due on the mortgage loan. The Partnership had received and recognized as income basic and simple accrued interest of approximately $885,737 that was previously not recorded. Although such repayment did not result in a gain or loss for financial reporting purposes, the Partnership reported a loss on repayment of approximately $136,000 for Federal income tax reporting purposes in 1996.

PARTNERSHIP AGREEMENT

     Net profits of the Partnership from operations generally were allocated to the General Partners in an amount equal to the greater of 1% of net profits or the amount of net cash flow actually distributed to the General Partners (as described below), with the remaining net profits allocated to the Limited Partners. Any net losses from Partnership operations generally were allocated 90% to the Limited Partners and 10% to the General Partners. Net profits from the repayment or other disposition of mortgage investments generally were to be allocated first to the General Partners in an amount equal to the greater of 1% of such net profits or the cash distributions to the General Partners from the proceeds of such repayment or other disposition (as described below). The remaining net profits from the repayment or other disposition of mortgage investments were to be allocated to the Limited Partners. Net losses from the repayment or other disposition of mortgage investments were to be allocated 99% to the Limited Partners and 1% to the General Partners. Notwithstanding such profit and loss allocation provisions, the Partnership Agreement further provided that if at any time profits (including items thereof) were realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the capital accounts of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the General Partners were to be allocated profits to the extent necessary to cause the deficit balance in the capital accounts of the General Partners to be no less than their respective shares of the Partnership's indebtedness after such event.

In general, the effect of this provision was to defer the recognition of gain to the Limited Partners; such provision was applied to the gain allocated to the General Partners for financial reporting and Federal income tax purposes in 1997. Such special allocations did not have an effect on total assets, total partners' capital or net earnings.

     The General Partners made initial capital contributions of $1,000. Pursuant to the terms of the Partnership Agreement, the General Partners were required to contribute $1,772 to the Partnership upon liquidation of the Partnership, such amount representing the restoration of the net deficit balance in the General Partner's capital accounts. Distributions of "net cash flow" of the Partnership were made 90% to the Limited Partners and 10% to the General Partners, with one-half of such net cash flow distributable to the General Partners in the first twelve fiscal quarters following the close of the offering subordinated to the receipt by the Limited Partners of a stipulated return on their "current capital accounts" on a non-cumulative basis. Distributions of "repayment proceeds" were to be made 100% to the Limited Partners until the Limited Partners had received repayment proceeds equal to their contributed capital plus a stipulated return thereon. Since the Limited Partners did not receive sale and repayment proceeds equal to their original contributed capital from the investments of the Partnership, the General Partners did not receive any distributions from the sales and repayments of the Partnership's investments or any portion of the subordinated operating distributions described above. Of the cumulative distributions of $60,049,141 paid to the Limited Partners through November 30, 1998 (immediately prior to final liquidating distribution) $1,282,285 represented a 5% return to certain Limited Partners through January 22, 1988 (the date of the final admittance of the Limited Partners), for the period during which the Limited Partners' subscription proceeds were held in escrow.

TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Costs required to be paid by the Partnership to the General Partners and their affiliates for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and for the years ended December 31, 1997 and 1996 were as follows:

                                                                UNPAID AT
                                                               NOVEMBER 30,
                               1998        1997        1996       1998
                             -------     -------     -------   ------------
Reimbursement (at cost)
 for accounting
 services. . . . . . . .     $18,765       9,569       4,919        --
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . . .       7,110      20,591      16,819        --
Reimbursement (at cost)
 for legal services. . .       4,860       3,084       2,154        --
Reimbursement (at cost)
 for administrative
 charges and other out-
 of-pocket expenses. . .       3,024       4,041        --          --
Partnership winding
 up fee. . . . . . . . .       5,511        --          --          --
                             -------     -------     -------      ------
                             $39,270      37,285      23,892        --
                             =======     =======     =======      ======

     The Corporate General Partner was entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The cumulative amount of such fees aggregated $452,670, all of which was paid.

     The General Partners had deferred payment of certain of their distributions of net cash flow from the Partnership pursuant to the subordination requirements of the Partnership Agreement as described above.

Such subordination requirements were not met over the operating period of the Partnership and such deferred amounts were not paid to the General Partners.

INVESTMENT IN UNCONSOLIDATED VENTURES

     The following is summary financial information for North Rivers Market Associates (property sold in December 1997) for the eleven months ended November 30, 1998 and the year ended December 31, 1997:

                                             1998              1997
                                         -----------       -----------
Current assets . . . . . . . . . . .     $     --           15,316,629
Current liabilities. . . . . . . . .           --              (43,046)
                                         -----------       -----------
     Working capital . . . . . . . .           --           15,273,583
                                         -----------       -----------
Venture partners' equity . . . . . .           --          (10,154,585)
                                         -----------       -----------
     Partnership's capital . . . . .     $     --            5,118,998
                                         ===========       ===========
Represented by :
  Invested capital . . . . . . . . .     $     --            4,121,730
  Cumulative cash distributions. . .           --           (1,520,207)
  Cumulative net earnings. . . . . .           --            2,517,475
                                         -----------       -----------
                                         $     --            5,118,998
                                         ===========       ===========
Total income . . . . . . . . . . . .     $    30,711         1,834,177
                                         ===========       ===========
Expenses applicable to
  operating income . . . . . . . . .     $    45,129           622,990
                                         ===========       ===========
Earnings (loss) before gains
  on sale of property. . . . . . . .     $   (14,418)        1,211,187
                                         ===========       ===========
Gain on sale . . . . . . . . . . . .     $     --            4,640,224
                                         ===========       ===========

     Total income, expenses related to operating income, and net earnings of Calibre Pointe Apartments (property sold in May 1996) and North Rivers Market Shopping Center for the year ended December 31, 1996 were
$2,837,475, $1,256,304 and $1,581,171, respectively.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the fiscal year 1997.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Corporate General Partner, had responsibility for all aspects of the Partnership's operations. AGPP Associates, L.P., an Illinois limited partnership, with JMB as its sole general partner, was the Associate General Partner and may have, upon agreement with the Corporate General Partner, from time to time participated in managing Partnership assets, including approval of Partnership operating budgets and maintenance of reserves and changes in investment objectives based upon changes in financial and economic conditions. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were to be provided on terms no less favorable to the Partnership than could have been obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates.

The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the source of such reserves (i.e., offering proceeds, cash generated from operations or sale or repayment proceeds), the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:

                                                           SERVED IN
NAME                       OFFICE                          OFFICE SINCE
----                       ------                          ------------
Judd D. Malkin             Chairman                        5/03/71
                           Director                        5/03/71
                           Chief Financial Officer         2/22/96
Neil G. Bluhm              President                       5/03/71
                           Director                        5/03/71
Burton E. Glazov           Director                        7/01/71
Stuart C. Nathan           Executive Vice President        5/08/79
                           Director                        3/14/73
A. Lee Sacks               Director                        5/09/88
John G. Schreiber          Director                        3/14/73
H. Rigel Barber            Executive Vice President        1/02/87
                           Chief Executive Officer         8/01/93
Glenn E. Emig              Executive Vice President        1/01/93
                           Chief Operating Officer         1/01/95
Gary Nickele               Executive Vice President        1/01/92
                           General Counsel                 2/27/84
Gailen J. Hull             Senior Vice President           6/01/88
Howard Kogen               Senior Vice President           1/02/86
                           Treasurer                       1/01/91

     There is no family relationship among any the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd. - VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X, ("JMB Income-X"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI").
JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are or were associate general partners in the following real estate limited partnerships, among others: the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969.
Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors, L.P., an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers, Inc., a trustee of Amli Residential Property Trust and a director for a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March, 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December, 1979. Prior the becoming Executive Vice President of JMB, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters Degree in Business Administration from the Harvard University Graduate School of Business and is a certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March, 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The General Partners of the Partnership were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such distributions and allocations. In 1998, 1997 and 1996, the General Partners received $170,124, $314,408 and $264,466 of cash distributions, respectively. Pursuant to the terms of the Partnership Agreement, the General Partners were required to contribute $1,772 to the Partnership upon liquidation of the Partnership, such amount representing the restoration of the net deficit balance in the General Partners' capital accounts. The General Partners were allocated taxable loss of $23,360 in 1998.

     The General Partners had deferred payment of certain of their distributions of net cash flow from the Partnership pursuant to the subordination requirements of the Partnership Agreement as described above.

Such subordination requirements were not met over the operating period of the Partnership and such deferred amounts were not paid to the General Partners.

     The Corporate General Partner was entitled to receive mortgage investment servicing fees from the Partnership at an annual rate of 1/4 of 1% of the maximum amount advanced by the Partnership and outstanding from time to time with respect to mortgage investments. The servicing fee was payable from the date the Partnership first advanced funds with respect to a mortgage investment. The cumulative amount of such fees aggregated $452,670, all of which was paid.

     JMB Realty Corporation or its affiliates was entitled to receive application and commitment fees in connection with the receipt of loan applications and the issuance of commitments to make mortgage loans and to enter into land purchase-leasebacks. Such application and commitment fees were not to exceed 3% of the gross proceeds of the offering. To the extent they were paid by actual or prospective borrowers or sellers of land, the fees otherwise payable by the Partnership were reduced. JMB received $667,964 of such fees from the borrowers and the Partnership paid $630,172 of such fees to the Corporate General Partner.

     The Partnership, pursuant to the Partnership Agreement was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. The relationship of the Corporate General Partner (and its directors and officers) to its affiliates is set forth above in Item 10 above.

     The Corporate General Partner and its affiliates were entitled to reimbursement (at cost) in 1998 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $18,765, $7,110, $4,860 and $3,024, respectively, all of which was paid at November 30, 1998.

     The Corporate General Partner also was entitled to and received a fee of $5,511 in 1998, pursuant to a winding up agreement between the Partnership and the Corporate General Partner, in consideration of the Corporate General Partner's assumption of the obligation of potential Partnership liabilities (as defined).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  No person or group was known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to the liquidation of the Partnership.

     (b)   The Corporate General Partner, its officers and directors and the Associate General Partner of the
Partnership owned the following Interests of the Partnership immediately prior to its liquidation:

                               NAME OF                         AMOUNT AND NATURE
                               BENEFICIAL                      OF BENEFICIAL               PERCENT
TITLE OF CLASS                 OWNER                           OWNERSHIP                   OF CLASS
--------------                 ----------                      -----------------           --------
Limited Partnership            JMB Realty                      5 Interests                 Less than 1%
  Interests                    Corporation                     indirectly (1)

Limited Partnership
  Interests                    Burton E. Glazov                3 Interests directly
                                                               (2)                         Less than 1%

Limited Partnership            Corporate General               8.78371 Interests           Less than 1%
  Interests                    Partner, its                    (1)(2)(3)
                               officers and directors,
                               and the Associate
                               General Partner
                               as a group

     (1)  Included 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB Realty
Corporation, as the indirect majority shareholder of the Initial Limited Partners, was deemed to have the voting and investment power.

     (2)  Included 3 Interests owned directly for which Mr. Glazov had voting and investment power.

     (3)  Included .78371 Interests owned directly by certain officers for which the respective officer had voting and investment power for the Interests so owned.

     No officer or director of the Corporate General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for a description of the ownership of the Corporate General Partner.

     (c)  There existed no arrangement, known to the Partnership, the operation of which would have resulted in a change in control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Corporate General Partner, its affiliates or their management other than those described in Items 10 and 11 above.




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

           10-G. Real Property Purchase Agreement between North Rivers Market Associates and KRC Acquisition Corp., dated December 4, 1997.*

           10-H. Assignment of Real Property Purchase Agreement from KRC Acquisition Corp. to Kimco North Rivers 692, Inc., dated December 17, 1997.*

           10-I. Letter Agreement between North Rivers Market Associates and Kimco North Rivers 692, Inc., dated December 29, 1997.*

           21.    List of Subsidiaries

           24.    Powers of Attorney

           27.    Financial Data Schedule


     (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                The Partnership's Report on Form 8-K (File No. 0-16599) for November 19, 1998 describing the Partnership's final liquidating distribution and dissolution and change in fiscal year was filed. No financial statements were required to be filed therewith.

     ----------------

          * Hereby incorporated herein by reference to the Partnership's Report on Form 8-K (File No. 0-16599) dated December 4, 1997.


     No annual report for the eleven months ended November 30, 1998 (immediately prior to final liquidation distribution) or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 JMB MORTGAGE PARTNERS, LTD. - IV

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   February 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Corporate General Partner


                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   February 26, 1999

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   February 26, 1999

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   February 26, 1999

                         GLENN E. EMIG*
                 By:     Glenn E. Emig, Chief Operating Officer
                 Date:   February 26, 1999


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   February 26, 1999

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   February 26, 1999

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan, Executive Vice President
                          and Director
                 Date:   February 26, 1999

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Attorney-in-Fact
                 Date:   February 26, 1999

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